Form 10-Q
period 1996-06-30
INDUSTRIAL ACOUSTICS CO INC
filed 1996-08-29
CIK 50253

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

   Quarterly Report under Section 13 or 15 (d) of the Securities Act of 1934

For Quarter Ended June 30, 1996                     Commission File No. 0-3680
- -------------------------------                                         ------

                       Industrial Acoustics Company, Inc.
- ------------------------------------------------------------------------------

              New York                                      13-1713318
- ------------------------------------------------------------------------------
    (State or other jurisdiction of                       (IRS employer
    Incorporation or organization)                       Identification #)

  1160 Commerce Avenue, Bronx, New York                               10462
- ------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                          (Zip Code)

                                 (718) 931-8000
- ------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


- ------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes     X     No
                                            ----------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                         2,978,961
                                                 -----------------------------

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                              Unaudited

                                                Six months ended      Three months ended
                                               ------------------------------------------
                                               June 30    June 30     June 30    June 30
                                               ------------------------------------------
                                                 1996       1995        1996       1995
                                               ------------------------------------------
                                                 (In thousands, except per share data)
REVENUES
  Net Sales                                    $ 35,818   $ 30,907    $ 20,496   $ 16,198
  Interest Income                                   772        716         401        347
  Other                                             546        253         165         96
                                               ------------------------------------------
                                                 37,136     31,876      21,062     16,641
                                               ------------------------------------------
COST AND EXPENSES
  Cost of Products Sold                          30,649     28,232      16,165     14,402
  Selling General and
     Administrative Expenses                      5,899      5,961       3,170      2,965
 Interest                                           373        272         210        104
                                               ------------------------------------------
                                                 36,921     34,465      19,545     17,471
                                               ------------------------------------------
         Income(Loss)before provision/
         (Benefit) for income taxes                 215     (2,589)      1,517       (830)

Provision/(benefit) for income taxes                187       (964)        429       (385)
                                               ------------------------------------------
                  Net Income (Loss)            $     28    ($1,625)   $  1,088      ($445)
                                               ==========================================
PER COMMON SHARE DATA:

                  Net Income (Loss)            $   0.01     ($0.55)   $   0.37     ($0.15)
                                               ==========================================

Dividends per Common Share                     $   0.10   $   0.10

Average number Common
  Share Outstanding                               2,979      2,979       2,979      2,979

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996

                                                                       Unaudited
                                                            June 30, 1996    December 31, 1995
                                                          -------------------------------------
                                                          (In thousands, except per share data)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                     $   514           $ 1,506
  Short-term Investments, available for sale                        528               955
  Receivables                                                    25,710            26,657
  Costs and Estimated Earnings in Excess
    Of Billings on Uncompleted Contracts                          6,236             7,336
  Inventories                                                     3,978             3,578
  Income Taxes                                                       55
  Deferred Income Taxes
  Prepaid Expenses                                                1,168             1,389
                                                          -------------------------------------

                                    TOTAL CURRENT ASSETS         38,189            41,421

MARKETABLE SECURITIES, Available for sale                        21,568            21,966

PROPERTY, PLANT AND EQUIPMENT - Net                              11,877            11,793

DEFERRED INCOME TAXES                                               319

OTHER ASSETS                                                        643               536
                                                          -------------------------------------

                                            TOTAL ASSETS        $72,596           $75,716
                                                          =====================================

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996

                                                                                       Unaudited
                                                                            June 30, 1996     December 31, 1996
                                                                          -------------------------------------
                                                                          (In thousands, except per share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Loans Payable                                                              $ 13,857             $ 11,169
   Accounts Payable and Accrued Expenses                                        11,858               15,757
   Income Taxes                                                                                         306
   Deferred Income taxes                                                             8                    9
   Customer Deposits                                                               655                  307
   Current Portion of Long-term Debt
       and Capital Lease Obligations                                                54                   58
   Billings in Excess of Costs and Estimated Earnings
       on Uncompleted Contracts                                                    461                  993
                                                                          -------------------------------------
                                    TOTAL CURRENT LIABILITIES                 $ 26,893             $ 28,599

CAPITAL LEASE OBLIGATIONS                                                        3,120                3,145

DEFERRED INCOME TAXES                                                                                   261

DEFERRED COMPENSATION                                                            1,310                1,277
                                                                          -------------------------------------
                                            TOTAL LIABILITIES                 $ 31,323             $ 33,282
                                                                          =====================================

COMMITMENTS
   SHAREHOLDERS' EQUITY
     Common Stock, par value $0.10 a share; authorized 5,000 shares; issued and outstanding 2,979 in 1996 and 1995 excluding 87 shares in
      treasury at par value                                                        298                  298
     Additional Paid-in Capital                                                  2,223                2,223
     Equity adjustments:
          Cumulative Currency Translation Adjustments                             (294)                (345)
           Net unrealized (loss)/gain on marketable securities                    (486)                 454
     Retained Earnings                                                          39,532               39,804
                                                                          -------------------------------------

                                    TOTAL SHAREHOLDERS' EQUITY                $ 41,273             $ 42,434
                                                                          =====================================

                          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $ 72,596             $ 75,716
                                                                          =====================================

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1995

                                                                                   Unaudited

                                                                        June 30, 1996    June 30, 1995
                                                                        ------------------------------
Net cash (used in)/provided by operating activities                       (1,903)                 280

Investing Activities
     Purchase of property, plant and equipment, net                         (849)                (538)
     Sale of investments and marketable securities                        12,107                1,582
     Purchase of investments and marketable securities                   (12,731)              (1,935)
                                                                        ------------------------------

                  Net cash (used in)/provided by investing activities     (1,473)                (891)

                                                                        ------------------------------
Financing Activities
    Dividends paid                                                          (298)                (298)
    Short Term Loan                                                        2,730               (1,057)
    Payments on long term debt and capital less obligations                  (29)                 (91)

                                                                        ------------------------------

                  Net cash provided by/(used in) financing activities      2,403               (1,446)

                                                                        ------------------------------

Effect of exchange rate on changes on cash                                   (18)                 257

                                                                        ------------------------------

                  Decrease in Cash and Cash Equivalents                     (991)              (1,800)

Cash and cash equivalents at beginning of period                           1,506                3,273

                                                                        ------------------------------

                  Cash and cash equivalents at end of period            $    515             $  1,473
                                                                        ==============================

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of regulations S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustment are of a normal recurring nature. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pre Tax Income for the six month period ended June 30, 1996 of $215,000 shows a dramatic improvement over the $2,589,000 loss suffered in the same period last year. However, the domestic profits earned were offset by losses at IAC Ltd. in the United Kingdom.

Sales for the three months ended June 30, 1996 increased 27% compared to the same period last year. The increased volume, combined with a 17% reduction in Domestic Cost of Products Sold, has resulted in a gross profit increase from $1,796,000 to $4,331,000. Other income is up because the 1995 results included losses on the sale of investments which did not recur in 1996. The increase in selling, general and administrative expenses can be attributed to legal expenses in the successful defense of a patent lawsuit. Interest expense is up because of higher borrowings and interest rates. Pre Tax Income for the quarter of $1,517,000 (compared to an $830,000 loss in 1995) is offset by a $427,000 tax provision resulting in an after tax profit of $1,090,000 or 37 cents a share (against an after tax loss of $445,000 or 15 cents a share in 1995).

Sales for the six months ended June 30, 1996 increased 16% compared to the same period last year. The increased volume, combined with an 8% reduction in Domestic Cost of Products Sold, has resulted in a gross profit increase from $2,675,000 to $5,169,000. Other income is up because the 1995 results included losses on other sale of investments which did not recur in 1996.

Selling, general and administrative expenses are close to 1995 levels because the legal fees associated with the patent lawsuit are offset by lower bonus expenses. Interest expense is up due to higher borrowing and interest rates. Pre Tax Income for the six months of $215,000 (compared to a $2,589,000 loss in 1995) is offset by a $187,000 provision for taxes resulting in an after tax profit of $28,000 or 1 cent a share (compared to an after tax loss of $1,625,000 or 55 cents a share in 1995).

The reduction in accounts payable and accrued expenses has been financed by cash flow from receivables, a reduction in cash and additional bank borrowings. Order intake for the period ended June 30, 1996 was $32,100,000 (which is low due to the very low order input in Aviation business both in the domestic and foreign operations) for a closing backlog of $50,867,000 compared to $54,892,000 at December 31, 1995.

The Company's financial position remains strong and should assure adequate capital for the projects the Company is actively pursuing.

PART II- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

 The Company is involved as a defendant in several actions instituted by others in the ordinary course of business. In the opinion of management, none of the actions will result in liability.

ITEM 5 - OTHER MATERIALLY IMPORTANT FACTS

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.



                                       INDUSTRIAL ACOUSTICS COMPANY, INC.



Date:  August 2, 1996                  By /s/ Arnold W. Kanarek
                                         -------------------------------------
                                              Arnold W. Kanarek
                                            Senior Vice President, Secretary



Date:  August 2, 1996                  By  /s/ Robert N. Bertrand
                                         -------------------------------------
                                               Robert N. Bertrand
                                            Vice President, Finance, Treasurer