Form 10-Q
period 1996-09-30
INDUSTRIAL ACOUSTICS CO INC
filed 1996-11-14
CIK 50253

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

   Quarterly Report under Section 13 or 15 (d) of the Securities Act of 1934

For Quarter Ended September 30, 1996            Commission File No. 0-3680

                       Industrial Acoustics Company, Inc.
-------------------------------------------------------------------------------

          New York                                     13-1713318
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS employer
Incorporation or organization)                       Identification #)

1160 Commerce Avenue, Bronx, New York                     10462
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (718) 931-8000
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


-------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes    [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                                  2,978,961

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                    Unaudited
                                                 Nine months ended             Three months ended
                                          September 30    September 30     September 30    September 30
                                          -------------------------------------------------------------
                                              1996           1995               1996             1995
                                              ----           ----               ----             ----
                                                       (In thousands, except per share data)
REVENUES
  Net Sales                                 $ 51,183       $ 47,648            $ 15,365       $ 16,740
  Interest Income                              1,162          1,167                 389            418
  Other (Net)                                    481            411                 (62)           191
                                            --------       --------            --------       ---------
                                              52,826         49,226              15,692         17,349
                                            --------       --------            --------       ---------
COST AND EXPENSES
  Cost of Products Sold                       43,646         42,763              12,998         14,531
  Selling General and
     Administrative Expenses                   8,726          8,474               2,827          2,513
 Interest                                        662            452                 289            180
                                            --------       --------            --------       ---------
                                              53,034         51,689              16,114         17,224
                                            --------       --------            --------       ---------
         (Loss) Income before provision
                  for income taxes              (208)        (2,463)               (422)           125

Provision/(Benefit) for income taxes              64           (924)               (125)            40
                                            --------       --------            --------       ---------
                  Net (Loss) Income            ($272)       ($1,539)              ($297)           $85
                                            ========       ========            ========       =========
PER COMMON SHARE DATA:
                  Net (Loss) Income           ($0.09)        ($0.52)             ($0.10)         $0.03
                                            ========       ========            ========       =========
Dividends per Common Share                     $0.10          $0.10

Average number Common
  Share Outstanding                            2,979          2,979               2,979          2,979


INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                  Unaudited
                                                    September 30, 1996   December 31, 1995
                                                    ------------------   -----------------
                                                    (In thousands, except per share data)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                $ 1,295            $ 1,506
  Short-term Investments, available for sale                   217                955
  Receivables                                               25,610             26,657
  Costs and Estimated Earnings in Excess
    Of Billings on Uncompleted Contracts                     4,715              7,336
  Inventories                                                4,019              3,578
  Income Taxes                                                 459
  Deferred Income Taxes
  Prepaid Expenses                                             948              1,389
                                                           -------            -------


                   TOTAL CURRENT ASSETS                     37,263             41,421

MARKETABLE SECURITIES, available for sale                   19,862             21,966

PROPERTY, PLANT AND EQUIPMENT - Net                         11,832             11,793

DEFERRED INCOME TAXES                                          224

OTHER ASSETS                                                   447                536
                                                           -------            -------

                    TOTAL ASSETS                           $69,628            $75,716
                                                           =======            =======

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                           Unaudited
                                                                            September 30, 1996     December 31, 1995
                                                                            ------------------     -----------------
                                                                              (In thousands, except per share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Loans Payable                                                                  $ 11,757              $ 11,169
   Accounts Payable and Accrued Expenses                                            10,159                15,757
   Income Taxes                                                                                              306
   Deferred Income taxes                                                                 5                     9
   Customer Deposits                                                                   719                   307
   Current Portion of Long-term Debt
       and Capital Lease Obligations                                                    58                    58
   Billings in Excess of Costs and Estimated Earnings
       on Uncompleted Contracts                                                      1,478                   993
                                                                                  --------              --------
                          TOTAL CURRENT LIABILITIES                               $ 24,176              $ 28,599

CAPITAL LEASE OBLIGATIONS                                                            3,101                 3,145

DEFERRED INCOME TAXES                                                                                        261

DEFERRED COMPENSATION                                                                1,338                 1,277
                                                                                  --------              --------
                          TOTAL LIABILITIES                                       $ 28,615              $ 33,282
                                                                                  ========              ========
COMMITMENTS

SHAREHOLDERS' EQUITY
     Common Stock, par value $0.10 a share; authorized 5,000 shares; issued and outstanding 2,979 in 1996 and 1995 excluding 87 shares in
      treasury at par value                                                            298                   298
     Additional Paid-in Capital                                                      2,223                 2,223
     Equity adjustments:
          Cumulative Currency Translation Adjustments                                 (393)                 (345)
           Net unrealized (loss)/gain on marketable securities                        (349)                  454
     Retained Earnings                                                              39,234                39,804
                                                                                  --------              --------
                          TOTAL SHAREHOLDERS' EQUITY                              $ 41,013              $ 42,434
                                                                                  --------              --------
                          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $ 69,628              $ 75,716
                                                                                  ========              ========

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995

                                                                                     Unaudited
                                                                   September 30, 1996          September 30, 1995
                                                                   ------------------          -------------------
Net cash (used in)/provided by operating activities                     $   (935)                $    877

Investing Activities
     Purchase of property, plant and equipment, net                         (996)                    (684)
     Sale of investments and marketable securities                        15,134                    2,081
     Purchase of investments and marketable securities                   (13,633)                  (2,229)
                                                                        --------                 --------
                  Net cash provided by/(used in) investing activities        505                     (832)
                                                                        --------                 --------
Financing Activities
    Dividends paid                                                          (298)                    (298)
    Short Term Loan                                                          568                     (807)
    Payments on long term debt and capital less obligations                  (44)                     (91)
                                                                        --------                 --------
                  Net cash provided by/(used in) financing activities        226                   (1,196)
                                                                        --------                 --------

Effect of exchange rate on changes on cash                                    (7)                      32
                                                                        --------                 --------
                  Decrease in Cash and Cash Equivalents                     (211)                  (1,119)

Cash and cash equivalents at beginning of period                           1,506                    3,273
                                                                        --------                 --------


                  Cash and cash equivalents at end of period            $  1,295                 $  2,154
                                                                        ========                 ========

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of regulations S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included. All such adjustment are of a normal recurring nature. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10- K for the year ended December 31, 1995.

ITEM 2
MANAGEMENT'S DISCUSSION AN ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Sales for the three months ended September 30, 1996 were 8% below the same period last year but Cost of Products Sold at 85% was 2% lower than the 1995 levels. Therefore, gross profit, at $2,367,000 is 7% above the 1995 level of $2,209,000. Other income is down because 1995 contained insurance claim settlements which did not recur in 1996, losses on the sale of investments which did not occur in 1995 and lower 1996 royalty income. The 1996 increase in selling, general and administrative expenses can be attributed to a 1995 reversal of a $400,000 provision for bad debts and accrued employee bonuses. These adjustments did not recur in 1996. Interest expense increased due to charges against the settlement of prior year local tax audits. The Pre Tax Loss for the quarter of $422,000 (compared to a $125,000 profit in 1995) is offset by a $125,000 benefit from income taxes resulting in an after tax loss of $297,000 or 10 cents a share (against an after tax profit of $85,000 or 3 cents a share in 1995).

Sales for the nine months ended September 30, 1996 increased 7% compared to the same period last year. The increased volume, combined with a 4% reduction in Cost of Products Sold from 89% to 85%, has resulted in a gross profit increase of $2,652,000 from $4,885,000 to $7,537,000. Other income is up (despite the reduction in the third quarter) because, in 1996, the Company realized gains on the sale of investments compared to losses in 1995.

Selling, general and administrative expenses are up for the reasons noted above. Interest expense rose due to larger borrowings coupled with higher interest rates and interest paid on the settlement of local tax audits. The Pre Tax Income of $208,000 shows an improvement compared to the $2,463,000 loss suffered for the same period last year, however, domestic income continues to be more than offset by losses at IAC Ltd. in the United Kingdom. The Pre Tax Loss combined with a $64,000 tax provision results in an after tax loss of $272,000 or 9 cents a share (compared to an after tax loss of $1,539,000 or 52 cents a share in 1995).

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - contd.

The reduction in accounts payable and accrued expenses has been financed by cash flow from receivables, a reduction in cash and the sale of investments. Order intake for the nine months was $50,825,000 (down due to the very low order input in domestic Aviation business) for a closing backlog of $49,891,000 compared to $53,986,000 at December 31, 1995.

The Company believes that its financial position remains strong and should assure adequate capital for the projects the Company is actively pursuing.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995:

This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans,""expects" and similar expressions are intended to identify forward looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward looking statements. These factors include, without limitation, general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and the United Kingdom but also including other areas of the world where the Company markets its products, any loss of the services of the Company's key management personnel, changes in the cost and availability of raw materials, fluctuations in exchange rates relative to the US dollar for currencies of the United Kingdom and other nations where the Company does business, casualty to or disruption of the Company's production facilities and equipment, delays and disruptions in the shipment of the Company's products and raw materials, and other factors that generally affect the business of manufacturing companies with international operations.


PART II- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

  The Company is involved as a defendant in several actions instituted by others in the ordinary course of business. In the opinion of management, none of the actions will result in liability.

ITEM 5 - OTHER MATERIALLY IMPORTANT FACTS

  None

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.



                                       INDUSTRIAL ACOUSTICS COMPANY, INC.


Date:    November 12, 1996             By:  /s/ Arnold W. Kanarek
                                            -----------------------
                                            Arnold W. Kanarek
                                            Senior Vice President, Secretary



Date:    November 12, 1996             By:  /s/ Robert N. Bertrand
                                            ------------------------
                                            Robert N. Bertrand
                                            Vice President - Finance, Treasurer