Form 10-K
period 1996-12-31
INDUSTRIAL ACOUSTICS CO INC
filed 1997-03-31
CIK 50253

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR the fiscal year ended December 31, 1996

                        Commission file number 0-3680

                      INDUSTRIAL ACOUSTICS COMPANY, INC.
            (Exact name of registrant as specified in its charter)

                  NEW YORK                         13-1713318
------------------------------------------  -----------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)
1160 COMMERCE AVENUE, BRONX, NEW YORK                 10462
------------------------------------------  -----------------------
  (Address of principal executive office)           (Zip Code)


Registrant's telephone number, including area code (718) 931-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $0.10 PAR VALUE

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.                            Yes [X]  No [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 12, 1997 was $13,652,471.

   The number of shares outstanding of registrant's common stock, as of December 31, 1996, was 2,978,961.

                     DOCUMENTS INCORPORATED BY REFERENCE.

   A portion of the Proxy Statement to be filed in connection with the Annual Shareholders' Meeting to be held in 1997 is incorporated by reference in Item 11, Part III hereof.

   The Exhibit Index is located on sequential page 13.

                                    PART I

ITEM 1. BUSINESS

   Industrial Acoustics Company, Inc. (hereafter with its subsidiaries referred to as the "Company," except where distinction is made between it and a subsidiary or subsidiaries, in which event it will be referred to as "IAC") was incorporated under the laws of the State of New York on July 27, 1951. The Company is engaged in essentially one business: the development, manufacture, fabrication, installation and sale of a line of products designed to suppress noise and to condition the acoustical environment inside enclosed spaces.

   The Company operates in two primary geographic areas: (1) North America, consisting of the United States and Canada, and (2) Europe, including the United Kingdom and Germany. Reference is made to Note I to the Consolidated Financial Statements in Item 8 of this Report, for the amount of net sales, operating profits and assets of the Company for each of the last three years, attributable to its North American and European operations.

   For the year ended December 31, 1996, there were no changes in the mode of conducting the business of the Company that were material and not in the ordinary course of its business.

   The Company's products include acoustically controlled modular rooms or enclosures (in which outside noise is reduced or which contain the noise produced inside them), and silencer units and systems (which are products designed to reduce air/gas flow noise from particular sources or items of equipment). Regardless of size, application or marketplace nomenclature, the products, in the main, possess a commonality of technology, engineering, design and manufacturing know-how.

   Acoustically controlled environments include soundproof medical life sciences rooms which are used for research on, and the examination of, humans and animals, and which may be assembled in suites according to the customer's needs; completely assembled industrial soundproof offices; music practice rooms; components for modular noise suppression enclosures; and structures to house industrial, processing, electrical, power plant and air conditioning machinery. The foregoing items are largely standard items sold by catalog. The products are used both in new construction and in existing buildings because the products provide predictable acoustical performance characteristics, which the Company believes are not achievable on an equivalent cost basis with conventional construction. These installations are demountable and can be reassembled at another site without loss of performance.

   Also included, as acoustically controlled environments, are movable ceiling-track operable acoustical walls and integrated acoustical ceilings, reverberant and anechoic (echo-free) chambers for medical and industrial research, manufactured to customers' dimensional specifications and specific acoustical requirements.

   Silencer units and systems include silencers for large and small central air conditioning systems, which are standard items; silencers manufactured or significantly adapted to customers' specifications for mechanical draft fans, diesel engines, steam ejectors and air compressors; housings and silencers for gas turbine and diesel engine operated power plants, including marine installations, jet engine test cells, jet aircraft Hush House Test Facilities, wind tunnel silencers and ground run-up noise suppressors for testing of subsonic and supersonic jet aircraft engines, silencers for aircraft cabin pressure and environment control systems.

   In certain cases, where the technical sophistication of the products being installed by the Company, or their sensitivity to end use conditions, requires the Company to supervise the work of construction, electrical, computer and mechanical engineering, design or other subcontractors, the Company has been retained to act as turnkey general contractor for the customer. Market conditions for the Company's products may require the Company increasingly to perform in this capacity, which entails an additional risk to the Company when the Company is required to hire, supervise and be responsible for subcontractors, and to guarantee substantial compliance with the customer's performance specifications. See "Contract Risks", below.

   In 1996, 1995 and 1994, revenues from the Company's Hush House Test Facilities accounted for 15%, 8% and 17% of consolidated revenues of the Company. In 1996, 1995 and 1994, revenues from the Company's Engine Test Room product line accounted for 15%, 7% and 6% of consolidated revenues of the Company. No other single product or service of the Company accounted for more than 10% of its consolidated revenues in any of the last three years.

   For sales purposes, the Company has identified market areas where representatives promote its products. Market areas include medical life sciences, doors and windows, heating, ventilation and air conditioning ("HVAC"), aviation and marine gas turbines, acoustical structures and architectural. The Company's products are constantly being modernized and improved through research and development, and, as discussed below, new products are regularly introduced to expand the Company's sales base.

   Recently Developed Products. The Company has introduced or is introducing several recently developed products, including:

      1) Fiberfree wall and ceiling sound absorbers to answer concerns about indoor air quality and health associated with conventional fibrous materials.

      2) A fiberfree air/gas flow attenuator to take the place of fibrous duct lining in HVAC systems. Again, the purpose is to improve indoor air quality and answer health concerns due to the presence of fibrous materials.

      3) A new mini-booth for hearing testing designed to provide easier access and greater comfort during testing.

      4) Quad Series VIII Studio line provides 65dB noise reduction for TV/radio broadcasting, recording and music practice. It includes an adjustable acoustical environment and an STC 64 Noise-Lock Dual-Mode Door.

      5) The improved high-performance Noise-Lock Doors have certified ratings up to STC 64. New tooling is being introduced to further improve quality while allowing manufacturing flexibility.

      6) More Hybrid Active Dissipative Test Silencers have been designed and IAC is able to offer such silencers for selected applications.

      7) On-going research into materials and finishes compatible with the latest manufacturing processes ensures that the Company's products maintain the highest possible standard of quality.

      8) Higher performance requirements for Operable Walls resulted in the development of a new product: The Super-Mega Wall(Trademark) is lab-rated at STC 64, probably the highest acoustical rating for a single operable wall. IAC's Operable Walls are used worldwide in Convention Centers, Hotels Conference Rooms and wherever halls/rooms are subdivided for multiple functions or conferences.

      9) Another new product is the 150 Hz Metadyne(Trademark) Anechoic Wedge offering more economical free-field testing space. It is only 19.5in (495mm) deep against a conventional wedge requiring about 28in (711mm) for a cut-off frequency of 150 Hz. It is a lower cost version of the highly successful Metadyne Anechoic Wedge where test activities focus on sound frequencies higher than 150 Hz.

   IAC on the Internet. To take advantage of modern communications technology, the Company introduced its Website HTTP://WWW.INDUSTRIALACOUSTICS.COM, giving customers instant on-line access to new product information, specifications and news releases and other acoustical resources. The Company has also established E-mail for all departments and INFO@INDUSTRIAL.COM has been established as the address for all inquiries.

   In 1997, the Company will distribute its "MAKING THE WORLD A QUIETER PLACE" Multimedia CD providing extensive product and technical information. This will compliment IAC's current participation in the SweetSource(Registered Trademark) CD program and IAC's presence on the Internet.

   The Website, the Multimedia CD ROM and SweetSource will enable architects, engineers, designers and others to download drawings and specifications as part of their professional proposals.

   Distribution. Domestically, IAC sells primarily through 139 North American and 18 foreign manufacturer's representatives. The representative's contract typically assigns products and territory and provides for the payment of commissions, varying from approximately 5% to 25% of the selling price. Such contracts are normally cancelable by either party upon 30 days' written notice. In addition, there are 14 sales managers at the home office in New York. In the United Kingdom, IAC's wholly-owned British subsidiary, Industrial Acoustics Company, Limited ("IAC, Ltd."), sells through 137 manufacturers' representatives and employs 4 sales managers and 11 direct salesmen. In Germany, Industrial Acoustics Company Gmbh, a wholly-owned subsidiary of IAC, Ltd., employs 11 persons and acts primarily as a marketing, sales and engineering arm for IAC, Ltd.

   Raw Materials and Manufacturing. The domestic operation manufactures the major portion of its products, utilizing steel, fibrous acoustical materials, electronic and electrical systems and miscellaneous hardware, all of which are obtainable from a number of suppliers. In the United Kingdom, certain components for silencers for gas turbine and diesel engines and jet engine test cells are manufactured by subcontractors.

   An increasing volume of the Company's product line is being fully manufactured and assembled (including installation of lighting, temperature, humidity, and radio frequency control systems) in the Company's plants in New York, South Carolina and the United Kingdom. Many contracts require installation on site. Assembly is accomplished by subcontracting or by hiring the necessary labor and supervising the installation. The Company does not anticipate any substantial difficulties in fulfilling customer requirements in 1997.

   Patents. It has been the Company's policy, whenever possible, to obtain patent protection with respect to its product line, both in and outside the United States. The Company owns or has expired patents covering its "Dura-Stack" Jet Engine Noise Suppression System, Quiet-Duct and Packless Silencers, Movable Wall Systems, Security Rooms, Strong Abuse Resistance Ceilings for correctional institutions, Metadyne Perforated Metal Protected Wedges and several other products. The Company's patents have expiration dates ranging from the year 1997 through the year 2011.

   The Company believes that its patents are valuable, as evidenced by a patent law suit last year where a competitor in a court sanctioned action agreed not to copy IAC's Metadyne Anechoic Wedge patent. However, the loss of any of its patents would not have a material adverse impact on its operations. The patents owned by the Company are not included as assets in the consolidated balance sheets of the Company.

   Security Clearances. The Company has received clearance from the Defense Investigative Service of the United States Department of Defense, for access to certain confidential information of the United States. This enables the Company to bid, and to obtain complete specifications for contracts requiring access to such information. To retain such clearance, the Company is required to comply with the procedures prescribed by the United States Government, and is subject to certain restrictions concerning foreign ownership or influence in the Company.

   Contract Risks. The Company is increasingly being requested to oversee and be responsible for not only the manufacture of its products but also their installation. In such instances where the Company is retained as turnkey contractor, it may be required to act as a general contractor and guarantee substantial compliance with customers' performance specifications; as a result, the Company may be required to cover certain unanticipated costs to ensure proper installation of the Company's products or satisfactory completion of work subcontracted to other suppliers by the Company.

   Some of the Company's contracts with the United States Government, which are fixed price contracts, have delivery schedules extending for more than one year. Under applicable United States Government procedures, such contracts may be subject to annual funding. Accordingly, there is some risk, even after a United States Government contract has been awarded to the Company, that the necessary funding for purposes of the contract may not be made available in subsequent years to the relevant United

States Government agency. United States Government contracts may also be subject to termination for convenience by the Government, in which event the Company would be entitled to recover incurred costs on completed units, work in progress and profits associated with such costs.

   Customers. The Company sells its products to a broad spectrum of business enterprises, institutions and governmental agencies. In 1996, 1995 and 1994, sales to institutional, industrial and commercial customers, state, local and foreign government agencies accounted for approximately 79%, 81% and 85% of net revenues, respectively; sales to the United States Government and its agencies, both directly and as subcontractor for general contractors in "defense related" industries performing contracts for the government, accounted for the balance of net sales.

   Backlog. The Company's backlog of firm orders at December 31, 1996 was approximately $46,000,000 and unbilled backlog was approximately $50,000,000, compared to approximately a $50,000,000 backlog of firm orders and unbilled backlog of approximately $56,000,000 at December 31, 1995. The Company expects that approximately 90% of the 1996 year-end backlog will be delivered in 1997. See "Liquidity and Sources of Capital," in Item 7 of this Report.

   Working Capital. The Company does not normally stockpile substantial inventories, because most of its products are custom engineered to specific requirements.

   United States Government contracts normally provide for progress or milestone payments, which affect the cash flow of the Company. See "Liquidity and Sources of Capital," in Item 7 of this Report, for information concerning other working capital items.

   Competition. Other organizations, for the most part smaller than the Company (but some of which are owned by larger corporations), compete with the Company in the sale of similar products or alternative methods of construction designed to have comparable performance or effects.

   The Company believes it is the largest United States manufacturer of engineered products for the acoustical control of environments, but there can be no assurance that this situation will continue. Competition is an important factor in both domestic and foreign markets.

   The Company believes that the principal factors affecting competitiveness in the industry are price, service, engineering capability and terms of delivery. The Company believes that its main competitive advantages are its financial resources, the variety of its products, and its ability to provide a wide range of services to its customers, from the design stage through installation.

   Research and Development. While involved with a technology which may be considered "mature", the Company is committed to the improvement of its present product line and the development of new products to provide the opportunity for growth into the 21st century. The Company employs 3 engineers and technicians, who devote themselves full-time to research and development activities (other personnel are involved on a part-time basis). In addition, the Company conducts research and development work for customers on a contract basis, or as necessary to meet performance requirements on its noise control systems, the value of which may be charged against specific jobs. The Company's expenditures for research and development during 1996, 1995 and 1994 amounted to $944,000, $872,000 and $758,000, respectively, all of which were charged to operations in each of these years. The Company believes that such expenditures are imperative in maintaining its position as a technological leader in the industry.

   Employees. The Company has approximately 520 employees in its North American operations. At its New York manufacturing facility, the Company's production employees are covered by a collective bargaining agreement recently negotiated with Local 28 of the Sheet Metal Workers International Association (AFL-CIO), which is scheduled to expire in September, 1998. At its South Carolina manufacturing facility, the production employees are covered by a collective bargaining agreement with Local 399 of the Sheet Metal Workers International Association (AFL-CIO), which is scheduled to expire in April, 2000. For employees of IAC, Ltd., see "Foreign Operations and Export Sales," below.

   Foreign Operations and Export Sales. IAC, Ltd. manufactures and markets the Company's product line in the United Kingdom and elsewhere in Europe. IAC, Ltd. has approximately 190 employees, including employees of its marketing subsidiary in Niederkruchten, Germany. For additional data on the operations of Industrial Acoustics Company, Ltd., see Note I to the Consolidated Financial Statements in Item 8 of this Report.

   Intra-Acoustics Company, Ltd., a Canadian subsidiary, is a trading operation that sells products manufactured by the Company. For 1996, 1995 and 1994, the revenues generated by this subsidiary were not material. For additional data on the operations of Intra-Acoustics Company, Ltd., see Note I to the Consolidated Financial Statements in Item 8 of this Report.

   The Company's foreign operations and its export sales are subject to certain risks, such as fluctuating exchange rates.

ITEM 2. PROPERTIES

   The Company owns its principal offices, laboratory and a portion of production facilities in the Bronx, New York, the total manufacturing facilities in Moncks Corner, South Carolina and the recently acquired facility located in Winchester, U.K. It leases manufacturing, warehouse and land properties in the Bronx, New York and its office facilities in the United Kingdom.

 PROPERTY TRANSACTIONS IN THE UNITED STATES.

   The Company has entered into an agreement with PDJ Simone Realty Company L.P. (the "Owner") to purchase for $4 million the approximately 72,500 square feet of manufacturing space it now leases from the Owner.

   The sale will occur on or before March 1, 1998. The Company has granted the Owner the option to locate a building of comparable value to exchange on a tax free (for the Owner) basis in connection with the closing of this purchase. The Owner must then sell the property to the Company at the agreed price.

 PROPERTY TRANSACTIONS IN THE UNITED KINGDOM.

   In 1995, IAC, Ltd. completed the acquisition of a 90,000 square foot factory in Winchester for $3,146,000. Part of the purchase price and costs related to factory renovations were substantially financed with the proceeds of a short-term loan from Midland Bank. IAC Ltd. moved from its Staines facilities to the Winchester factory during the second quarter of 1996.

   In March 1996, IAC, Ltd. concluded negotiations for the lease of administrative offices adjacent to the Winchester factory which will provide 18,000 square feet of office space. The lease term is for twenty-five years, however, the Company has an option to terminate the lease after fifteen years, providing twelve months notice is given to the landlord. The lease provides for annual rent of $112,000 plus insurance costs and maintenance fees to be determined annually. The rent adjusts every five years based on market rental values.

   The following table sets forth the principal properties in which the Company operates, all of which are in sound condition:

                       APPROX.                             ANNUAL          LEASE
LOCATION            AREA (SQ.FT.)      DESCRIPTION        RENTAL*     EXPIRATION DATE

-----------------  -------------  --------------------  ----------  ------------------

The Bronx, NY           72,500    manufacturing           $481,000  2019, subject to
                                  facility                          purchase agreement
                                                                    described above

The Bronx, NY          105,000    land underneath         $ 30,000  2002 to 2062
                                  executive office
                                  facility and parking
                                  area

The Bronx, NY           43,000    land underneath owned      owned  owned
                                  manufacturing
                                  facility

The Bronx, NY           73,000    manufacturing,             owned  owned
                                  laboratory and
                                  executive offices

The Bronx, NY**         30,000    land and manufacturing  $131,000  1998
                                  and warehouse facility

Winchester, UK          18,000    office facility         $112,000  2021, subject to
                                                                    termination by
                                                                    Company in 2011

Winchester, UK          90,000    land and manufacturing     owned  owned
                                  facility

Moncks Corner, SC      198,000    land and manufacturing     owned  owned
                                  facility

------------
 *     Including real estate taxes.
**     Entire premises sublet in 1997 through end of rental term.

       In addition, the Company leases office space in Niederkruchten, Germany.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

 NAME                  AGE        POSITION          OFFICER SINCE

-------------------  -----  -------------------  ------------------

Martin Hirschorn       76   President;           July 27, 1951

                            Director

Frederic M. Oran       64   Executive            June 12, 1962

                            Vice President;

                            Director

Arnold W. Kanarek      70   Senior Vice          December 31, 1966

                            President;

                            Secretary;

                            Director

John M. Handley        70   Senior Vice          March 12, 1969

                            President,

                            Market Development;

                            Director

Robert E. Schmitt      48   Senior Vice          April 14, 1978

                            President, General

                            Manager, IAC, SC

Robert N. Bertrand     42   Vice President,      April 9, 1990

                            Finance; Treasurer

Jasjit T. Ahluvalia    60   Vice President,      May 2, 1981

                            Management

                            Information

                            Systems

Peter Kohner           49   Vice President,      September 18, 1986

                            Manufacturing

Albert J. Cirulli      67   Vice President,      October 12, 1987

                            Design Services

T. Joseph Looney       39   Controller           June 14, 1993

   All officers are elected each year by the Board of Directors to serve until the next annual election and at the pleasure of the Board of Directors. There are no arrangements or understandings between any nominees and any other person pursuant to which he or she has been nominated or previously elected as an officer.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

 PRICE RANGE OF COMMON STOCK & DIVIDENDS

   The Company's Common Stock, which continues to be traded in the over-the-counter market, was listed on the National Association of Security Dealers Quotation System ("NASDAQ") beginning January 1983, and was assigned the symbol "IACI". The following table shows the per share range of prices of the Company's Common Stock for the most recent two-year period. Since April 2, 1985, the Company's Common Stock has been traded on the NASDAQ National Market System.

                       QUARTER-ENDED
YEAR               MAR 31    JUNE 30    SEPT 30    DEC 31
-------  ------  --------  ---------  ---------  --------
1996 ...   High  $11       $11 1/2    $11        $11 1/4
            Low  $9 3/4    $10        $9 1/2     $8 1/2
1995 ...   High  $16 1/4   $16        $16        $11 1/2
            Low  $15       $14 1/2    $9 3/4     $10

                APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

   At December 31, 1996, the approximate number of holders of record of the Company's Common Stock was 1,200.

 DIVIDENDS

   On March 21, 1997, the Company paid a dividend of $0.10 per share to holders of record of its Common Stock as of March 14, 1997. A dividend of $0.10 per share was paid in 1996 and 1995, and a dividend of $0.30 per share was paid in 1994 and 1993, each representing a distribution of the respective prior year earnings. The Company has no present policy with respect to the declaration or payment of regular dividends.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial data of the Company for each of the last five years:

                                              1996        1995        1994        1993       1992
                                           ---------  ----------  -----------  ---------  ---------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales ................................   $73,623    $70,633      $71,736     $86,571    $89,832
Income (Loss) before cumulative effect of
 a change in accounting for income taxes .   $   364   ($   448)    ($ 1,701)    $ 3,918    $ 4,129
 Cumulative effect of a change in
  accounting for income taxes.............                                                  $ 1,027
Net Income (Loss) ........................   $   364   ($   448)    ($ 1,701)    $ 3,918    $ 5,156
Income (Loss) per Common Share before
 cumulative effect of a change in
 accounting for income taxes..............   $  0.12   ($  0.15)    ($  0.57)    $  1.32    $  1.41
 Cumulative effect of a change in
  accounting for income taxes.............                                                  $  0.36
                                           ---------  ----------  -----------  ---------  ---------
Income (Loss) per common share ...........   $  0.12   ($  0.15)    ($  0.57)    $  1.32    $  1.77
                                           =========  ==========  ===========  =========  =========
Total Assets..............................   $72,845    $75,716      $71,730     $73,124    $69,366
Long Term Obligations.....................   $ 4,499    $ 4,683      $ 2,431     $ 2,504    $ 3,062
Cash Dividends per Common Share*  ........   $  0.10    $  0.10      $  0.10     $  0.30    $  0.30

------------
*     Declared and paid in March of subsequent year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS ANALYSIS OF OPERATIONS

   1996 Compared to 1995. Company net sales rose 4.2% largely due to a domestic Standard Products increase of 24.5%. While domestic Air Conditioning and Door sales decreased slightly, Industrial sales increased 10.5% and Architectural sales increased 107.2% because of increased volume in Anechoic Rooms and several large contracts for Trackwalls. Domestic Special Products sales decreased 14.5% from last year primarily in the OEM Gas Turbine business. In England, Standard Product sales decreased slightly while in Germany, sales were down 16.8%. Aviation sales also decreased in England due to the continued reduction in European defense spending.

   Interest income increased 3.6% because of higher returns on investments as the Company is moving away from municipal bonds and into corporate bonds to raise yields. Other income increased 27.7% as a result of gains on the sale of investments compared to losses in 1995 and an insurance claim recovery of $185,000 relating to fire damage sustained in England.

   Cost of products sold increased by 4.1%, approximately the same as the increase in sales. As a percentage of net sales, these costs were 84.4%, the same as last year.

   Selling, administrative and general expenses (excluding interest expense and foreign currency translation gains and losses) decreased by 1.0%. Domestic expenses were approximately the same as last year while expenses in England decreased 8.4%. These reductions were due to lower facilities costs as IAC Ltd. moved into its newly owned manufacturing facility, and the implementation of a cost reduction program mandated by lower volume resulting in lower head count and spending. The reductions in the U.K. expenses were offset by costs of $683,000 incurred due to the relocation of the U.K. operation to the Winchester facility during the second quarter of 1996.

   Interest expense rose 84.0% due to the borrowings in England for the purchase of the new manufacturing facility and related improvements(interest of $217,000), plus the domestic Company's payment of $154,000 in interest to federal, state and local taxing authorities for the settlement of tax audits from 1988 through 1994.

   Net cash provided by the Company's operations was $3.8 million compared to a usage of $190,000 in 1995. The major change was due to the billing and collection of accumulated costs in excess of billings on long term contracts in 1996. The Company's funds, which consist of cash and cash equivalents, short-term investments and marketable securities decreased by 9.7% from $24.4 million to $22.1 million as the Company used maturing funds to decrease outstanding debt. Accounts receivable decreased both in dollars and as a measurement of percentage of sales due to collections on long term contracts outstanding.

   Shareholder's equity decreased by $57,000 as a result of recording unrealized losses on marketable securities as required by FASB 115 and the dividend paid by the Company during the year. These decreases were partially offset by net income and a gain in cumulative currency translation.

   1995 Compared to 1994. Company net sales decreased 1.5% as compared to 1994 primarily due to lower sales at its subsidiaries. Domestically, overall sales were approximately level with last year's. Standard Products sales were marginally lower and Special Products sales increased slightly. In England and Germany, sales increased in all of the Standard Product lines, which include Building Services, Air Handling Units, Medical, Architectural and Industrial. The lower sales of the U.K. company were primarily due to a decrease in aviation sales because of the reduction in European defense spending.

   Interest income decreased $13,000 because of lower returns on investments. Other income decreased $345,000 or 37.5% because of a decrease in royalty income. Royalty income is generated by the licensing of other entities to produce certain of its products. The decrease was primarily due to the Company's licensee in Japan. This income represents less than 1% of the Company's total revenue.

   Cost of products sold decreased by 7.8%. As a percentage of net sales, these costs amounted to 84.4% compared to 90.1% last year. This decrease was primarily in domestic operations as sales increased due to the settlement of the Company's claims against the U.S. Government in connection with the completion of three major long term contracts. The U.K.'s costs of products sold increased by 3% due to additional costs of completing certain aviation projects.

   Selling, administrative and general expenses increased 6.7% as a result of the Company's decision to strengthen project engineering, freeing others to concentrate on improving the sales and marketing effort, and also due to an increase in advertising, professional, legal expense and U.K. pension expense. The increase in legal expense results from the defense of a lawsuit from a former supplier. The Company has reserved an amount to cover any resulting losses.

   Interest expense rose 18.3% due to the increase in borrowings for working capital and higher interest rates in the United States.

   Net cash used by the Company's operations was $167,000. The Company's funds, consisting of cash and cash equivalents, short-term investments and marketable securities increased by $526,000 or 2.2%. As usual at year-end, accounts receivable appear high when measured as "number of day's revenue outstanding" since the Company recognizes approximately one-third of the year's revenues in the fourth quarter (in 1995, 12% in the month of December alone). The allowance for doubtful accounts at 2.7% of accounts receivable on completed orders is deemed adequate by the Company. Historically, the Company's write off of accounts receivable has been less than .7% of the accounts receivable balance.

   Shareholder's equity increased $268,000 as a result of an increase of $1,034,000 in unrealized gains on marketable securities recorded as required by FASB 115. This increase was offset by the Company's 1995 loss from operations and the 1994 dividend payment made in March 1995.

   Liquidity and Sources of Capital. During 1996, working capital decreased by 1%, primarily due to a decrease in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts offset by a decrease in short-term loans payable. Cash and cash equivalents decreased 17%. The Company's funds, made up of cash and cash equivalents, short-term investments and marketable securities decreased by $2,371,000, or 9.7%. Total accounts receivable decreased 6%.

   The Company had a backlog of approximately $46 million and an unbilled backlog of approximately $50 million at December 31, 1996, including approximately $5 million in multi-year contracts. This backlog will require a substantial commitment of working capital to fund inventories and operating expenses. Due to the nature of the contractual terms for payments on certain long-term contracts, cash flow has been affected. As a result, the Company anticipates that these commitments will be financed from internal as well as outside sources. See Note D to the Consolidated Financial Statements, Item 8 of this Report. As of December 31, 1996, the Company had borrowed $8,775,000 from commercial banks for global operations and the purchase of land and buildings in the United Kingdom. In addition, the Company has an agreement to purchase for $4,000,000 the approximately 72,500 square feet of manufacturing space it now leases in New York.

   Much of the Company's products are used in the specialty construction market. Changes in the relationship between costs and revenues are uncertain, because of the nature of that market. In response to changing requirements, and in support of a major effort to remain competitive, the Company is continuing to invest in modernizing its manufacturing facilities. Except for the purchase of land and buildings discussed above, the Company expects to finance all capital acquisitions from liquid assets.

   Impact of Inflation. Because of the Company's multi-year contracts, there is exposure to profit fluctuations in the event of high inflation periods. The Company was not adversely impacted during 1996 and, under the present economic conditions, does not anticipate any material impact in 1997.

   Recently Issued Accounting Standards. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the new statement. However, the impact of adoption of SFAS 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Incorporated by reference herein are pages F-1 through F-19, in the
Section immediately following the signature page of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         IDENTIFICATION OF DIRECTORS

                                                       DIRECTOR
         NAME           AGE   POSITION WITH COMPANY     SINCE
--------------------  -----  ----------------------  ----------
Martin Hirschorn        76   President, Director         1957
Frederic M. Oran        64   Executive Vice              1973
                             President, Director
Arnold W. Kanarek       70   Senior Vice President,      1980
                             Director
George J. Sotos         65   Director                    1981
Henry E. Allen          85   Director                    1989
Jorgen Svendsen         75   Director                    1989
Michael W. Hirschorn    33   Director                    1991
John M. Handley         70   Senior Vice President,      1992
                             Market Development,
                             Director

   The directors were elected at the Company's Annual Meeting of Shareholders on May 30, 1996 and serve until the 1997 Annual Meeting of Shareholders or until their successors are elected and qualified.

   There are no arrangements or understandings between any nominee and any other person pursuant to which he or she has been nominated as a director.

   Identification of Executive Officers. See Item 4A, Part I of this Report.

   Family Relationships. Michael W. Hirschorn is the son of Martin Hirschorn. There are no other family relationships between any of the above-named directors and executive officers.

   Business Experience. All of the executives and directors of the Company have held their positions or other positions with the Company for at least the past five years, except for Henry E. Allen, Jorgen Svendsen, Michael W. Hirschorn and T. Joseph Looney. Since 1978, Mr. Allen has been active in private investments in start-up and fledgling business enterprises as the President of Techmet Corporation located in Rye, New York. In 1950, Mr. Svendsen started his own business known as Metalife/Belzona Company, which manufactures epoxy metal materials and other materials. He is presently the Chief Executive Officer of Orbex Ltd., the owner of the Belzona companies in the United States and Europe. Mr. Michael W. Hirschorn, formerly a Features Editor at Esquire Magazine, where he had been employed since 1989, was the Executive Editor at New York Magazine, where he was employed from 1994 until 1996. Prior to that date, he was completing his education at Harvard University (B.A. 1986) and Columbia University (M.A. 1989). Mr. Looney, who joined the Company on November 19, 1992, was previously with the accounting firm of Richard A. Eisner and Co. and has domestic and European business experience.

ITEM 11. EXECUTIVE COMPENSATION

   The information required to be furnished under this Item shall be incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held in May 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The Company has one class of stock, consisting of Common Stock, with $0.10 par value per share. The following data is supplied with respect to the Company's Common Stock, as of March 10, 1997:

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       NAME & ADDRESS          AMOUNT & NATURE OF    PERCENT
     OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP   OF CLASS

---------------------------  --------------------  ----------

Martin Hirschorn
1160 Commerce Avenue
Bronx, NY 10462                    1,863,429           62.6%

Community Fund, Inc.
2 Park Avenue
New York, NY 10016                   350,000           11.7%

David L. Babson & Co., Inc.
One Memorial Drive
Cambridge, MA 02142-1300             255,300           8.6%


   Except as shown above, no other person or group is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company.

                       SECURITY OWNERSHIP OF MANAGEMENT

     NAME & ADDRESS        AMOUNT & NATURE OF      PERCENT
  OF BENEFICIAL OWNER     BENEFICIAL OWNERSHIP     OF CLASS

-----------------------  --------------------  --------------

Martin Hirschorn
Director                       1,863,429             62.6%

Frederic M. Oran
Director                          78,300              2.6%

Arnold W. Kanarek
Director                          10,000         Less than 1%

George J. Sotos
Director                          26,325         Less than 1%

Henry E. Allen
Director                           7,000         Less than 1%

Michael W. Hirschorn
Director                           1,000         Less than 1%

Officers & Directors
as a group (14 persons)        2,013,304             67.6%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

     1. Financial Statements -- See pages F-1 through F-18 of Item 8 in the section following the signature page of this Report.

     2. Financial Statement Schedule required by Item 8 and paragraph (d) below -- See page F-19 of Item 8 in the section following the signature page of this Report.

     3. Exhibits

                                            FILED HEREWITH
   EXHIBIT                                 OR INCORPORATED
    NUMBER         TITLE OF DOCUMENT         BY REFERENCE
-------------  ------------------------  -------------------
       3       stated Certificate
               of Incorporation and
               by-laws, as amended                 1
      10(iii)  Stock Option Plan                   2
      21       Subsidiaries                        3

   (b) Reports on Form 8-K filed in the fourth quarter of 1996:
       None.

   (c) Exhibits required by Item 601, Regulation S-K -- See exhibits listed in subparagraph (a) 3 above.

   (d) Financial Statement Schedules required by this paragraph -- See page references in subparagraph (a) 2 above.
------------
(1) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1980.
(2) Incorporated by reference from the Company's definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders.
(3)    Filed Herewith.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INDUSTRIAL ACOUSTICS COMPANY, INC.

March 25, 1997      By:/s/ Arnold W. Kanarek
                       ---------------------------
                       Arnold W. Kanarek,
                       Senior Vice President

March 25, 1997         /s/ Robert N. Bertrand
                       ---------------------------
                       Robert N. Bertrand,
                       Vice-President--Finance

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 25, 1997         /s/ Martin Hirschorn
                       ---------------------------------
                       Martin Hirschorn,
                       President, Chief Executive
                       Officer and Director

March 25, 1997         /s/ Frederic M. Oran
                       ---------------------------------
                       Frederic M. Oran,
                       Executive Vice President
                       and Director

March 25, 1997         /s/ Arnold W. Kanarek
                       ---------------------------------
                       Arnold W. Kanarek,
                       Senior Vice President
                       and Director

March 25, 1997         /s/ John M. Handley
                       ---------------------------------
                       John M. Handley,
                       Senior Vice President,
                       Market Development and Director

March 25, 1997         /s/ Henry E. Allen
                       ---------------------------------
                       Henry E. Allen,
                       Director

                       FORM 10-K--ITEM 14(A)(1) AND (2)
             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Industrial Acoustics Company, Inc. and Subsidiaries are included in Item 8:

Reports of Independent Accountants................................................ F-2-F-3

Consolidated Balance Sheets--December 31, 1996 and 1995........................... F-4

Consolidated Statements of Operations--for the years ended December 31, 1996,
 1995 and 1994.................................................................... F-5

Consolidated Statements of Shareholders' Equity-for the years ended
 December 31, 1996, 1995 and 1994................................................. F-6

Consolidated Statements of Cash Flows--for the years ended December 31, 1996,
 1995, and 1994................................................................... F-7

Note to Consolidated Financial Statements......................................... F-8--F-18

The following consolidated financial statements schedule of Industrial Acoustics Company, Inc.
 and Subsidiaries is included in Item 14(d):

Schedule II--Valuation and Qualifying Accounts.................................... F-19

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
 INDUSTRIAL ACOUSTICS COMPANY, INC.:

   We have audited the consolidated financial statement schedule of INDUSTRIAL ACOUSTICS COMPANY, INC. and SUBSIDIARIES as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements and financial statement schedule of Industrial Acoustics Company Limited and Subsidiaries, a wholly owned subsidiary, which statements reflect total assets of $18,690,000 and $16,866,000 at December 31, 1996 and 1995, respectively, and total revenues of $22,126,000, $23,731,000 and $27,027,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Industrial Acoustics Company Limited and Subsidiaries, is based solely on the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Acoustics Company, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
 INDUSTRIAL ACOUSTICS COMPANY LIMITED

   We have audited the consolidated balance sheets of Industrial Acoustics Company Limited and subsidiaries (a wholly owned subsidiary of Industrial Acoustics Company Inc.) as of 31st December 1996 and 1995 and the related consolidated statements of income and retained earnings, and cash flows and the financial statement schedule for each of the three years in the period ended 31st December 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Acoustics Company Limited and subsidiaries as of 31st December 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended 31st December 1996 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          Kidsons Impey
                                          Registered Auditors
                                          Chartered Accountants

London
7th February 1997

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           1996       1995
                                                                        ---------  ---------
ASSETS:
 CURRENT ASSETS:
  Cash and cash equivalents............................................   $ 1,254    $ 1,506
  Short-term investments, available for sale ..........................       218        955
  Receivables..........................................................    25,161     26,657
  Costs and estimated earnings in excess of billings on uncompleted
   contracts...........................................................     5,108      7,336
  Inventories..........................................................     4,605      3,578
  Income tax receivable................................................       685
  Deferred income taxes................................................       130
  Prepaid expenses.....................................................     1,473      1,389
                                                                        ---------  ---------
   TOTAL CURRENT ASSETS................................................    38,634     41,421
 MARKETABLE SECURITIES, available for sale ............................    20,584     21,966
 PROPERTY, PLANT AND EQUIPMENT, net ...................................    13,028     11,793
 DEFERRED INCOME TAXES ................................................       124
 OTHER ASSETS .........................................................       475        536
                                                                        ---------  ---------
   TOTAL ASSETS........................................................   $72,845    $75,716
                                                                        =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
 CURRENT LIABILITIES:
  Loans payable .......................................................   $ 8,775    $11,169
  Accounts payable and accrued expenses ...............................    15,606     15,757
  Income taxes ........................................................                  306
  Deferred income taxes................................................                    9
  Customer deposits....................................................       389        307
  Current portion of long-term debt and capital lease obligations  ....        71         58
  Billings in excess of costs and estimated earnings on uncompleted
   contracts ..........................................................     1,128        993
                                                                        ---------  ---------
   TOTAL CURRENT LIABILITIES...........................................    25,969     28,599
CAPITAL LEASE OBLIGATIONS .............................................     3,132      3,145
DEFERRED INCOME TAXES .................................................                  261
DEFERRED COMPENSATION..................................................     1,367      1,277
                                                                        ---------  ---------
   TOTAL LIABILITIES...................................................    30,468     33,282
                                                                        ---------  ---------
COMMITMENTS:
SHAREHOLDERS' EQUITY:
 Common Stock, par value $.10 per share; authorized 5,000 shares;
  issued and outstanding 2,979 shares, excluding 87 shares held in
  treasury at par value................................................       298        298
 Additional paid-in capital ...........................................     2,223      2,223
 Equity Adjustments:
  Cumulative currency translation adjustment ..........................       152       (345)
  Net unrealized (loss) gain on marketable securities .................      (167)       454
 Retained earnings.....................................................    39,871     39,804
                                                                        ---------  ---------
   TOTAL SHAREHOLDERS' EQUITY..........................................    42,377     42,434
                                                                        ---------  ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................   $72,845    $75,716
                                                                        =========  =========

                See notes to consolidated financial statements

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         1996       1995        1994
                                      ---------  ---------  ----------
REVENUES
 Net sales ..........................   $73,623    $70,633    $71,736
 Interest ...........................     1,609      1,553      1,566
 Other ..............................       918        574        919
                                      ---------  ---------  ----------
                                         76,150     72,760     74,221
                                      ---------  ---------  ----------
COST AND EXPENSES
 Cost of products sold ..............    62,105     59,657     64,608
 Selling, administrative and general     12,680     13,068     12,315
 Interest ...........................     1,078        586        495
                                      ---------  ---------  ----------
                                         75,863     73,311     77,418
                                      ---------  ---------  ----------
Income (loss) before income taxes  ..       287       (551)    (3,197)
Benefit for income taxes ............        77        103      1,496
                                      ---------  ---------  ----------
Net income (loss), ..................   $   364    $  (448)   $(1,701)
                                      =========  =========  ==========
Net income (loss) per common share  .   $  0.12    $ (0.15)   $ (0.57)
                                      =========  =========  ==========

See notes to consolidated financial statements

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  COMMON STOCK*                       EQUITY ADJUSTMENTS
                               ------------------                ---------------------------
                                                                                     NET
                                                                                  UNREALIZED
                                 NUMBER              ADDITIONAL    CUMULATIVE      LOSS ON
                                   OF                 PAID-IN       CURRENCY      MARKETABLE    RETAINED
                                 SHARES    AMOUNT     CAPITAL      TRANSLATION    SECURITIES    EARNINGS     TOTAL
                               --------  --------  ------------  -------------  ------------  ----------  ---------
Balance at December 31, 1993     2,979      $298       $2,223         $(688)        $           $43,144     $44,977
 Net loss for 1994 ...........                                                                   (1,701)     (1,701)
 Cash dividends paid--
  $.30 per share..............                                                                     (893)       (893)
 Equity adjustments:
  Currency translation .......                                          363                                     363
  Net unrealized loss on
   marketable securities, net
   of income taxes of $392  ..                                                        (580)                    (580)
                               --------  --------  ------------  -------------  ------------  ----------  ---------
Balance at December 31, 1994     2,979       298        2,223          (325)          (580)      40,550      42,166
 Net loss for 1995 ...........                                                                     (448)       (448)
 Cash dividends paid--
  $.10 per share..............                                                                     (298)       (298)
 Equity adjustments:
  Currency translation .......                                          (20)                                    (20)
  Net unrealized gain on
   marketable securities, net
   of income taxes of $306  ..                                                       1,034                    1,034
                               --------  --------  ------------  -------------  ------------  ----------  ---------
Balance at December 31, 1995     2,979       298        2,223          (345)           454       39,804      42,434
 Net income for 1996..........                                                                      364         364
 Cash dividends paid--
  $.10 per share..............                                                                     (297)       (297)
 Equity adjustments:
  Currency translation .......                                          497                                     497
  Net unrealized loss on
   marketable securities, net
   of income taxes of $111  ..                                                        (621)                    (621)
                               --------  --------  ------------  -------------  ------------  ----------  ---------
Balance at December 31, 1996 .   2,979      $298       $2,223         $ 152         $ (167)     $39,871     $42,377
                               ========  ========  ============  =============  ============  ==========  =========

------------
* Excluding common stock held in treasury of 87 shares for all periods represented.

See notes to consolidated financial statements

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1996       1995        1994
                                                           ----------  ---------  ----------
OPERATING ACTIVITIES
 Net income (loss)........................................   $    364    $  (448)   $(1,701)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization...........................      1,305      1,204      1,398
  Deferred income taxes...................................       (184)       102       (500)
  Deferred compensation...................................         90         50        (76)
  Changes in operating assets and liabilities:
   Receivables............................................      2,282      2,736     (1,863)
   Costs and estimated earnings in excess of billings on
    uncompleted contracts.................................      2,230     (3,288)     3,156
   Inventories and prepaid expenses.......................       (834)       395        866
   Income tax receivable..................................       (685)               (1,128)
   Accounts payable and accrued expenses..................       (776)       400     (2,220)
   Income taxes...........................................       (131)     1,329     (1,476)
   Billings in excess of costs and estimated earnings on
    uncompleted contracts.................................        103     (2,105)      (423)
   Customer deposits......................................        103       (444)       500
   Other..................................................        (88)      (121)       110
                                                           ----------  ---------  ----------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..      3,779       (190)    (3,357)
                                                           ----------  ---------  ----------
INVESTING ACTIVITIES
 Purchase of property, plant and equipment................     (1,956)    (3,964)      (989)
 Sales of short-term investments and marketable
  securities .............................................     15,184      3,176      5,814
 Purchases of short-term investments and marketable
  securities..............................................    (14,103)    (3,738)    (5,206)
                                                           ----------  ---------  ----------
    NET CASH USED IN INVESTING ACTIVITIES.................       (875)    (4,526)      (381)
                                                           ----------  ---------  ----------
FINANCING ACTIVITIES
 Loans payable, net ......................................     (2,720)     3,412      5,320
 Payments on long-term debt and capital lease obligations         (13)      (194)      (379)
 Dividends paid...........................................       (297)      (298)      (893)
                                                           ----------  ---------  ----------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..     (3,030)     2,920      4,048
                                                           ----------  ---------  ----------
FOREIGN EXCHANGE
 Effect of exchange rate changes on cash..................       (126)        29         71
                                                           ----------  ---------  ----------
    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....       (252)    (1,767)       381
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  ..........      1,506      3,273      2,892
                                                           ----------  ---------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .................   $  1,254    $ 1,506    $ 3,273
                                                           ==========  =========  ==========

See notes to consolidated financial statements.

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

MANAGEMENT'S USE OF ESTIMATES:

   In conformity with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS:

   The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES:

   Inventories are stated at the lower of cost (first-in, first-out method) or market.

LONG-TERM CONSTRUCTION CONTRACTS:

   Estimated earnings on long-term construction type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Periodic reviews of estimated final revenues and costs during the terms of such contracts may result in revisions of contract estimates, the effects of which are recognized in the periods in which the revisions are determined. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

   Included in receivables are retainages of $844 and $404 at December 31, 1996 and 1995, respectively. The Company expects to collect the open retainage in 1997.

   Before tax operating results for 1996 were decreased by $2,250 (net) due to changes in revenue and cost estimates on long term contracts.

   Before tax operating results in 1995 were increased by $2,000 in connection with the settlement of claims.

PROPERTY, PLANT AND EQUIPMENT:

   Property, plant and equipment are carried at cost. Depreciation and amortization of property, plant and equipment, including leased property, are provided principally by the straight-line method based over the estimated useful lives of the depreciable assets or the terms of the related leases, if less. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

RESEARCH AND DEVELOPMENT:

   Research and development expenditures, which are expensed as incurred, amounted to $944, $872 and $758 in 1996, 1995 and 1994, respectively.

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

 SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES:

   The Company primarily invests its available funds into U.S. federal, state and local government and corporate debt securities. The Company considers such investments to be "available-for-sale" as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires that the difference between the carrying value and fair market value, as of the balance sheet date, of available-for-sale investments be recorded as an adjustment to shareholders' equity.

   In the event of a decline in market value below carrying value ("Decline"), which is other than temporary and resulting from factors other than changes in interest rates, such Decline would be included in the operating results of the Company in the period in which it occurs. In addition, if a Decline exists for an investment which has been identified to be sold, such Decline would also be included in operating results in the period in which it is identified to be sold. During the year ended December 31, 1996, there were no Declines.

EARNINGS PER COMMON SHARE DATA:

   Earnings per share have been computed based upon the weighted average number of shares of common stock outstanding during the year. The number of shares used in computing earnings per share was 2,979 for each of the years presented.

CONCENTRATION OF CREDIT RISK:

   Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents, short-term investments, marketable securities and accounts receivable. The Company holds no collateral for these financial instruments. The Company places its available funds into government and corporate debt securities as well as investments with financial institutions and, by policy, limits the amount of credit exposure to any one issuer. Except for contracts with the United States Government, concentration of credit risk with respect to accounts receivables are limited due to a large diversified customer base which is not concentrated in any one geographic area. Some of the Company's contracts with the United States Government have delivery schedules extending for more than one year. Under applicable United States Government procedures, such contracts may be subject to annual funding. Accordingly, there is some risk, even after a United States Government contract has been awarded to the Company, that the necessary funding for purposes of the contract may not be made available in subsequent years to the relevant United States Government agency. United States Government contracts may also be subject to termination for convenience by the Government, in which event the Company would be entitled to recover incurred costs on completed units, work in progress and profits associated with such costs.

FOREIGN CURRENCY TRANSLATION:

   All non-U.S. subsidiaries consider their local currencies to be their functional currencies. Net assets of non-U.S. subsidiaries are translated into U.S. dollars based on the current rates of exchange. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity. Income and expense items are translated at the average exchange rate for the year.

   Foreign currency transaction gains and losses result from the periodic fluctuation in exchange rates, as measured at the respective balance sheet dates, for transactions denominated in currencies other than the respective functional currencies used by the Company and its subsidiaries. Such gains and losses are included in the Company's operating results in the period in which the exchange rate changes. The net foreign currency transaction gains (losses) included in selling, administrative and general expenses for 1996, 1995 and 1994 were $255, ($34) and ($25), respectively.

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

    Net foreign currency gains (losses) include $366 (pre-tax) applicable to a U.S. dollar demand loan payable to the Company by Industrial Acoustics Company, Ltd. ("IAC Ltd.")

RECLASSIFICATION:

   Certain items in 1995 and 1994 have been reclassified to conform to the 1996 presentation.

NOTE B -- SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   The Company considers its marketable securities to be "available-for-sale", as defined by SFAS 115 and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of shareholders' equity.

   The following table summarizes the aggregate fair value of short-term investments and marketable securities, gross unrealized holding gains and losses, and the amortized cost basis of short term investments and marketable securities at December 31, 1996:

                                                                      UNREALIZED HOLDING
                                                                 --------------------------
                                          AMORTIZED     MARKET
DESCRIPTION                               COST BASIS     VALUE     GAINS   (LOSSES)    NET
--------------------------------------  ------------  ---------  -------  --------  -------
Maturities within one year:
 Corporate debt securities.............    $   217      $   218    $  1         0     $   1
                                        ------------  ---------  -------  --------  -------
                                               217          218       1         0         1
                                        ------------  ---------  -------  --------  -------
Maturities between one and five years:
 Corporate debt securities.............      2,193        2,240      61       (14)       47
 U.S. Government securities............        860          874      22        (8)       14
                                        ------------  ---------  -------  --------  -------
                                             3,053        3,114      83       (22)       61
                                        ------------  ---------  -------  --------  -------
Maturities between five and ten years:
 Corporate debt securities.............      4,275        4,261      90      (104)      (14)
 U.S. Government securities............        254          241       0       (13)      (13)
 State and local government
  securities...........................      2,074        2,077      29       (26)        3
                                        ------------  ---------  -------  --------  -------
                                             6,603        6,579     119      (143)      (24)
                                        ------------  ---------  -------  --------  -------
Maturities after ten years:
 Corporate debt securities.............      9,645        9,373     100      (372)     (272)
 State and local government
  securities...........................      1,563        1,519       8       (52)      (44)
                                        ------------  ---------  -------  --------  -------
                                            11,208       10,892     108      (424)     (316)
                                        ------------  ---------  -------  --------  -------
                                           $21,081      $20,803    $311     $(589)    $(278)
                                        ============  =========  =======  ========  =======

   The aggregate net unrealized loss of $278, less applicable taxes of $111, has been included as a $167 reduction in shareholders' equity at December 31, 1996. At December 31, 1995, the aggregate net unrealized gain of $760, less applicable taxes of $306, was included as a $454 increase in shareholders' equity.

   Realized gains and losses are included as a component of other income. For the year ended December 31, 1996, gross realized gains were $397 and realized losses were $148 for a total net realized gain of $249. For the years ended December 31, 1995 and 1994, net realized losses were $120 and $24, respectively. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of investments has been valued based on quoted market prices.

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

 NOTE C -- SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                              DECEMBER 31
                                                                       -----------------------
                                                                           1996        1995
                                                                       ----------  -----------
RECEIVABLES:
 Completed orders, less allowances for doubtful accounts (1996-- $913
  1995--$613).........................................................   $ 19,298    $  21,619
 Billings on uncompleted contracts....................................      3,648        2,422
 Other................................................................      2,215        2,616
                                                                       ----------  -----------
                                                                         $ 25,161    $  26,657
                                                                       ----------  -----------
COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:
 Direct costs incurred on uncompleted contracts.......................   $ 45,776    $  90,362
 Estimated earnings...................................................     21,049       47,541
                                                                       ----------  -----------
                                                                           66,825      137,903
 Less billings to date................................................    (62,845)    (131,560)
                                                                       ----------  -----------
                                                                         $  3,980    $   6,343
                                                                       ==========  ===========
The above balance is included in the accompanying balance sheets under the following captions:
 Costs and estimated earnings in excess of billings on uncompleted
  contracts...........................................................   $  5,108    $   7,336
 Billings in excess of costs and estimated earnings on uncompleted
  contracts...........................................................     (1,128)        (993)
                                                                       ----------  -----------
                                                                         $  3,980    $   6,343
                                                                       ==========  ===========
INVENTORIES:
 Materials and supplies...............................................   $  1,492    $   1,416
 Work in process......................................................      3,113        2,162
                                                                       ----------  -----------
                                                                         $  4,605    $   3,578
                                                                       ==========  ===========
PROPERTY, PLANT AND EQUIPMENT:
 Land.................................................................   $    203    $     203
 Buildings............................................................     12,537       11,186
 Machinery, fixtures and equipment....................................      9,931       11,149
 Leasehold improvements...............................................        539          577
 Lab and wind tunnel..................................................        245          245
                                                                       ----------  -----------
                                                                           23,455       23,360
 Less allowances for depreciation and amortization....................     10,427       11,567
                                                                       ----------  -----------
                                                                         $ 13,028    $  11,793
                                                                       ==========  ===========

   In 1995, IAC Ltd. completed the acquisition of a 90,000 square foot factory in Winchester, England for $3,146. This purchase price and costs related to factory renovations were substantially financed with the proceeds of a short-term loan from Midland Bank. In March 1996, IAC, Ltd. concluded negotiations for the lease of a building adjacent to the Winchester factory which provided 18,000 square feet for administrative offices. The lease term is for twenty-five years. However, the Company has an option to terminate the lease after fifteen years, providing twelve months notice is given to the landlord. The lease provides for annual rent of $112 plus insurance costs, real estate taxes and maintenance fees to be

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE C -- SUPPLEMENTAL BALANCE SHEET INFORMATION  (Continued)

 determined annually. The rent adjusts every five years based on market rental values. IAC Ltd. moved from their former facilities to the Winchester facilities during the second quarter of 1996. Included in selling, administrative and general expenses are costs of approximately $683 attributable to the relocation.

   The lease on the New York manufacturing facility expires in 2019. However, the Company has entered into an agreement with the landlord to purchase for $4,000 the approximately 72,500 square feet of manufacturing space it now leases from the landlord. The sale will occur on or before March 1, 1998. The Company has granted the landlord the option to locate a building of comparable value to exchange on a tax free basis in connection with the closing of this purchase. The landlord must then sell the property to the Company at the agreed price.

   Fully depreciated assets were $2,160 and $2,082 in 1996 and 1995 respectively.

OTHER ASSETS:

   In 1992, the Company entered into a Split-Dollar Life Insurance Agreement with Michael Hirschorn, a director of the Company, wherein the Company agreed to advance up to one-half of the amount of premiums on an insurance policy owned by Michael Hirschorn on the life of Martin Hirschorn, his father and President of the Company. The Company shall be reimbursed for such advances, which are non-interest bearing, by Michael Hirschorn upon the earlier to occur of the surrender of such policy or the payment of proceeds upon the death of Martin Hirschorn. As of December 31, 1996 and 1995, advances totaling approximately $344 and $291, respectively, are included in other assets.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

  Accounts payable..................  $ 9,762   $ 9,548
 Accrued commissions...............     1,844     2,291
 Salaries, wages and related
 items.............................     1,752     2,131
 Accrued expenses..................     2,246     1,787
                                    ---------  --------
                                      $15,606   $15,757
                                    =========  ========

NOTE D -- BORROWINGS

   LOANS PAYABLE -- The Company, as of December 31, 1996 and 1995, had outstanding $8,775 and $11,169 of short-term borrowings. Of these borrowings, $2,350 in 1995 were made in accordance with agreements whereby the Company may borrow funds which are collateralized by marketable securities held by two financial institutions. These borrowings were fully repaid in 1996. At December 31, 1996, the Company borrowed $5,150 (under a $10,000 line of credit received from a commercial bank in 1996). Such amount accrues interest, payable monthly, at a variable rate of 7.10%, and is collateralized by marketable securities with a market value of $9,134. At December 31, 1995, the Company borrowed $6,000 from a commercial bank. These borrowings accrued interest, payable monthly, at a variable rate of 7.37%. In addition, the Company owes $3,625 in the United Kingdom at December 31, 1996 ($2,816 at December 31, 1995) in connection with the purchase of property. The loan is payable on demand is collateralized by the purchased property, and accrues interest at 8% per annum. For the years ended December 31, 1996 and 1995, the weighted average interest rate on all short-term loans payable was 7.35% and 7.6%, respectively. Interest paid amounted to $1,100, $563 and $494 in 1996, 1995 and 1994, respectively.

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

 NOTE E -- INCOME TAXES

   The components of income (loss) before income taxes are as follows:

              1996      1995        1994
            -------  ---------  ----------
Domestic ..   $(28)    $   985    $(3,779)
Foreign....    315      (1,536)       582
            -------  ---------  ----------
              $287     $  (551)   $(3,197)
            =======  =========  ==========

(Benefit)/provision for federal, foreign, state and local income taxes consist of the following:

                   1996      1995       1994
                 -------  --------  ----------
Current:
 Federal........   $ (72)   $ 304     $(1,265)
 Foreign........      32     (471)        218
 State and
  local.........      95       60          51
                 -------  --------  ----------
                      55     (107)       (996)
                 -------  --------  ----------
Deferred:
 Federal........    (212)    (102)       (138)
 Foreign........      86      (22)         (5)
 State and
  local.........      (6)     128        (357)
                 -------  --------  ----------
                    (132)       4        (500)
                 -------  --------  ----------
                   $ (77)   $(103)    $(1,496)
                 =======  ========  ==========

   The deferred tax effect of temporary differences at December 31, 1996 and 1995 were as follows:

                                                     1996     1995
                                                   -------  -------
Deferred tax assets:
 Inventory and accounts receivable reserves ......  $  106   $  164
 Deferred compensation............................     618      560
 State and local net operating loss carry
  forwards........................................     120      108
 Accrued expenses.................................     115      104
 Marketable securities............................     111
                                                   -------  -------
  Total deferred tax assets.......................   1,070      936
                                                   -------  -------
 Deferred tax liabilities:
 Property, plant and equipment....................     534      475
 Marketable securities............................              307
 Pension liability................................     282      423
                                                   -------  -------
  Total deferred tax liabilities..................     816    1,205
                                                   -------  -------
  Net deferred tax asset (liability)..............  $  254   $ (269)
                                                   =======  =======

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE E -- INCOME TAXES  (Continued)

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before provision for income taxes:

                                                        1996     1995     1994
                                                      -------  -------  -------
Federal statutory tax rates..........................     34%     (34)%    (34)%
State and local income taxes, net of federal
 benefit.............................................     (1)      29       (6)
Nontaxable interest..................................    (69)     (19)      (9)
Different effective tax rate in the United Kingdom ..      4        6        1
Other................................................      5       (1)       1
                                                      -------  -------  -------
                                                         (27)%    (19)%    (47)%
                                                      =======  =======  =======

   Accumulated undistributed earnings of foreign subsidiaries at December 31, 1996 aggregated $3,425. No federal income taxes have been provided, since the Company plans to reinvest undistributed earnings of the subsidiaries to (finance expansion and) meet operating requirements. If such earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability.

   As of December 31, 1996, the Company has, for state and local tax reporting purposes in the United States, a net operating loss carry-forward of approximately $900. Such amount expires on December 31, 2009.

   Federal, foreign, state and local income taxes paid amounted to approximately $488, $70 and $489 in 1996, 1995 and 1994, respectively.

NOTE F -- EMPLOYEE BENEFIT PLANS

   The Company has a Defined Contribution Tax Deferred Savings Plan covering all U.S. employees not covered by collective bargaining agreements. The Company's elective contribution is based on company profitability and is allocated to employees based on a five year average salary basis and is integrated with Social Security. In 1996, the Company expensed $300 in connection with this Plan. In 1995, the Company terminated its U.S. defined benefit pension plan and all of the assets of the plan were distributed to plan participants.

   The Company has a defined benefit pension plan in the United Kingdom covering certain eligible employees. The Plan provides benefits based on years of service and employee's average compensation for the last three years of employment before retirement. The Company's funding policy is to contribute amounts sufficient to meet the minimum funding requirements. Assets of the plan are comprised of a "with profits group" bond effected with an United Kingdom assurance company.

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F -- EMPLOYEE BENEFIT PLANS  (Continued)

 Pension costs include the following components:

                                                     1996      1995       1994
                                                   -------  ---------  ---------
Service cost--benefits earned during the period  .   $ 309    $   450    $   774
Interest cost on projected benefit obligation ....     389      1,137      1,184
Actual return on plan assets......................    (891)    (2,125)        29
Loss on special termination benefits..............                           322
Net amortization and deferral.....................     275      1,026     (1,410)
                                                   -------  ---------  ---------
Pension cost of the defined benefit plans ........      82        488        899
Multi-employer plan...............................     168        142        170
                                                   -------  ---------  ---------
                                                     $ 250    $   630    $ 1,069
                                                   =======  =========  =========

   The funded status of the defined benefit plans and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995 are as follows:

                                                           1996             1995
                                                        ---------  ---------------------
                                                          FOREIGN    FOREIGN    DOMESTIC
                                                           PLAN       PLAN        PLAN
                                                        ---------  ---------  ----------
Accumulated benefit obligation.........................   $ 5,233    $ 4,136      $ 60
                                                        =========  =========  ==========
 Projected benefit obligation..........................   $ 5,696    $ 4,501      $ 60
 Plan assets at fair value.............................     7,890      6,212        34
                                                        ---------  ---------  ----------
 Plan assets in excess of (less than) projected
  benefit obligation...................................     2,194      1,711       (26)
 Unrecognized net (gain)...............................    (2,332)    (2,047)
 Unrecognized prior service cost.......................     1,195      1,177
 Unrecognized net transition (asset)...................      (202)      (220)
                                                        ---------  ---------  ----------
 Prepaid (accrued) pension costs recognized in the
  balance sheet .......................................   $   855    $   621      $(26)
                                                        =========  =========  ==========

   Assumptions used to calculate the actuarial present value of the projected benefit obligation and to compute the expected long-term return on assets for the Company's defined benefit plans are as follows:

                                                             FOREIGN PLAN            DOMESTIC PLAN
                                                    ----------------------------  ------------------
                                                       1996      1995      1994      1995      1994
                                                    --------  --------  --------  --------  --------
Discount rate......................................    8.5%      8.5%      9.5%      7.0%      6.0%
Rate of increase in future compensation levels ....    6.5%      6.5%      7.5%        0%      4.0%
Expected long term rate of return on plan assets ..    8.5%      8.5%      8.5%      7.5%      7.0%

   The Company contributes to multi-employer pension plans on behalf of employees who are members of collective bargaining units. Benefit and asset information comparable to that shown above for the Company's plans are not determinable. Under the Employee Retirement Income Security Act, as amended, an employer upon withdrawal from a multi-employer plan is required to continue funding its proportionate share of the plan's unfunded vested benefits. The plan administrator has not provided the

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F -- EMPLOYEE BENEFIT PLANS  (Continued)

 Company with information regarding its proportionate share of the plan's unfunded vested benefits (for withdrawal liability purposes); however, the Company has no immediate intention of withdrawing from the plan.

   The Company has deferred compensation agreements with certain present and past key officers, directors and employees ("participants"). The agreements provide for the participants to receive defined amounts after reaching age
65. The Company provides for the cost of the benefits payable under the agreements over the participants' active employment. During the years ended December 31, 1996, 1995 and 1994, the Company incurred expenses related to these agreements of approximately $202, $164 and $54, respectively. As of December 31, 1996 and 1995, the accrued liability totaled approximately $1,367 and $1,277, respectively. The Company has insured the lives of the participants to assist in the funding of this liability.

NOTE G -- LEASES

   The Company conducts a large part of its operations from leased facilities which include manufacturing and office facilities. Certain leases include options to renew for periods ranging from 6 to 68 years. The Company's leases also require it to pay all real estate taxes and operating costs.

   The following represents the amounts of assets under capital leases included in property, plant and equipment:

                                      DECEMBER 31
                                     1996      1995
                                  --------  --------
Buildings and computer
 equipment.......................   $3,295    $3,236
Less accumulated amortization ...     (554)     (421)
                                  --------  --------
                                    $2,741    $2,815
                                  ========  ========

   Future minimum payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1996:

                                           CAPITAL    OPERATING
                                           LEASES      LEASES
                                         ---------  -----------
Year ending December 31:
1997....................................   $   304     $  430
1998....................................       304        389
1999....................................       304        339
2000....................................       304        180
2001....................................       302        152
Later years.............................     4,932      1,065
                                         ---------  -----------
Total minimum lease payments ...........   $ 6,450     $2,555
                                                    ===========
Less amounts representing interest .....    (3,247)
                                         ---------
Present value of minimum lease
 payments...............................     3,203
Less current portion....................       (71)
                                         ---------
                                           $ 3,132
                                         =========

   The composition of rental expense is as follows:

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE G -- LEASES  (Continued)

                           YEAR ENDED DECEMBER 31
                        --------------------------
                          1996     1995      1994
                        ------  --------  --------
Minimum rentals........   $908    $1,275    $1,086
Sublease rental
 income................                        (33)
                        ------  --------  --------
                          $908    $1,275    $1,053
                        ======  ========  ========

NOTE H -- STOCK OPTION PLAN

   On September 20, 1995, the Company adopted a new stock option plan and granted options to key employees to purchase 200,000 shares of common stock, the maximum amount permitted under the plan, at $9.75 per share, the market value on the date of grant. Options became exercisable after one year at the rate of 25% per year for four consecutive years.

   In January 1997, the options granted in 1995 were rescinded and new options to purchase 200,000 shares of common stock were granted at $8.00 per share, the market value on the date of the grant. The options will become exercisable after one year at the rate of 25% per year for four consecutive years.

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method. The Company will continue to use the intrinsic value based method which generally does not result in compensation cost. Had compensation cost been determined under the fair value based method for the stock options granted in 1995, the Company's net income and net income per common share for 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                               AS REPORTED    PRO FORMA
                             -------------  -----------
Net Income
 1996 ......................     $  364        $  275
 1995.......................     $ (448)       $ (470)
Net income per common share
 1996.......................     $ 0.12        $ 0.09
 1995.......................     $(0.15)       $(0.16)

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the options granted in 1995: dividend yield 1.17%; expected volatility 24.5%; risk free interest rate of 5.95%; and expected lives of 6 years.

NOTE I -- GEOGRAPHIC INFORMATION

   The Company and its subsidiaries operate within a single industry segment which is the development, manufacturing, fabrication, and sale of products designed for noise control and acoustically conditioned environment. The Company's customers include governmental entities and companies in diversified industries. During 1996, 1995 and 1994, revenues from the United States Government amounted to approximately $15,510 $13,169 and $10,752, respectively.

   The Company primarily operates in two geographic areas: North America and Europe. North America includes the United States and Canada. Europe includes the United Kingdom and Germany.

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE I -- GEOGRAPHIC INFORMATION  (Continued)

    The following information sets forth the data by geographic area:

                                         NORTH
                                      AMERICAN(1)  EUROPEAN(2)   ELIMINATION    CONSOLIDATED
                                     -----------  -----------  -------------  --------------
YEAR ENDED DECEMBER 31, 1996:
Net sales to unaffiliated
 customers..........................    $51,521      $22,102                      $73,623
Inter-area net sales(3).............        226        1,864       $(2,090)            --
                                     -----------  -----------  -------------  --------------
                                        $51,747      $23,966       $(2,090)       $73,623
                                     ===========  ===========  =============  ==============
Operating profit(3) ................    $   832      $   791       $  (258)       $ 1,365 (4)
Identifiable assets(5) .............     54,155       18,690                       72,845
YEAR ENDED DECEMBER 31, 1995:
Net sales to unaffiliated
 customers..........................    $46,974      $23,659                      $70,633
Inter-area net sales(3) ............        336        1,368       $(1,704)
                                     -----------  -----------  -------------  --------------
                                        $47,310      $25,027       $(1,704)       $70,633
                                     ===========  ===========  =============  ==============
Operating profit (3) ...............    $ 1,572      $(1,537)                     $    35 (4)
Identifiable assets (5) ............     58,850       16,866                       75,716
YEAR ENDED DECEMBER 31, 1994:
Net sales to unaffiliated
 customers..........................    $44,778      $26,958                      $71,736
Inter-area net sales(3).............      3,416        1,926       $(5,342)
                                     -----------  -----------  -------------
                                        $48,194      $28,884       $(5,342)       $71,736
                                     ===========  ===========  =============  ==============
Operating (loss) profit (3).........    $(3,284)     $   582                      $(2,702)(4)
Identifiable assets (5) ............     54,353       17,377                       71,730

------------
(1) -- Includes Canadian sales of $114, $448 and $1,018 in 1996, 1995 and 1994 respectively.
(2) -- Includes German sales of $2,469, $4,691 and $2,872 in 1996, 1995 and
       1994 respectively.
(3) -- North American operating profit includes royalty income of $74 (1996), $419 (1995) and $664 (1994) charged against European operating profit and Canadian operating profit of $1 (1996), $1 (1995), and $35 (1994). European operating profit includes German operating (loss) profit of ($152) (1996), $124 (1995) and $74 (1994).
(4) -- Excludes interest expense of $1,078, $586 and $495 in 1996, 1995 and 1994, respectively. The 1996 elimination of $258 relates to interest on an inter-company loan.
(5) -- North American includes Canadian assets of $253 (1996), $244 (1995) and $286 (1994). European includes German assets of $1,194 (1996), $1,862 (1995) and $1,505 (1994).

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

             COLUMN A                COLUMN B             COLUMN C              COLUMN D       COLUMN E
                                                   ADDITIONS (DEDUCTIONS)
                                                --------------------------
                                    BALANCE AT    CHARGED TO      OTHER                       BALANCE AT
                                    BEGINNING     COSTS AND     ACCOUNTS -    DEDUCTIONS -       END
DESCRIPTION                         OF PERIOD      EXPENSES    DESCRIBE(1)    DESCRIBE(2)     OF PERIOD
--------------------------------  ------------  ------------  ------------  --------------  ------------
Year ended December 31, 1996:
 Allowances for doubtful
 accounts........................     $  613          302           20             (22)         $  913
Year ended December 31, 1995:
 Allowances for doubtful
 accounts........................     $1,090         (362)           1            (116)         $  613
Year ended December 31, 1994:
 Allowances for doubtful
 accounts........................     $1,418          (69)         (18)           (241)         $1,090

------------
(1) Represents the effect of exchange rate changes on translation of foreign currencies into U.S. dollars.
(2)    Represents write-offs (recoveries)