Form 10-Q
period 1997-03-31
INDUSTRIAL ACOUSTICS CO INC
filed 1997-05-13
CIK 50253

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

  Quarterly Report under Section 13 or 15 (d) of the Securities Act of 1934

For Quarter Ended March 31, 1997                    Commission File No. 0-3680
--------------------------------                                        ------

                                Industrial Acoustics Company, Inc.
-------------------------------------------------------------------------------
                   New York                                     13-1713318
-------------------------------------------------------------------------------
         (State or other jurisdiction of                   (IRS employer
         Incorporation or organization)                     Identification #)


      1160 Commerce Avenue, Bronx, New York                               10462
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

                                                            Yes    X         No
                                                            -------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                  2,978,961
                                                              -----------------

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

                                                                                Unaudited


                                                                                            March 31
                                                                                  1997                     1996
                                                                                  -----                    -----

                                                                              (In thousands, except per share data)

REVENUES
  Net Sales                                                                          $15,361              $15,322
  Interest Income                                                                        386                  371
  Other (Net)                                                                            126                  380
                                                                                ------------             --------

                                                                                      15,873               16,073
                                                                                ------------              -------

COST AND EXPENSES
  Cost of Products Sold                                                               14,130               14,484
  Selling General and
   Administrative Expenses                                                             3,055                2,729
  Interest                                                                               217                  163
                                                                                ------------            ---------

                                                                                      17,402               17,376
                                                                                 -----------             --------

                  (Loss) Income before provision
                  for income taxes                                                    (1,529)              (1,303)

Benefit for income taxes                                                                 117                  240
                                                                                ------------           ----------

                  Net Loss                                                           ($1,412)             ($1,063)
                                                                                ============            ==========

PER COMMON SHARE DATA:

                  Net Loss                                                            ($0.47)              ($0.36)
                                                                                =============           ==========


See notes to the consolidated financial statements



Dividends per Common Share                                                             $0.10                $0.10

Average number Common
  Share Outstanding                                                                    2,979                2,979

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                                                 March 31, 1997        December 31, 1996
                                                                                 --------------        -----------------
                                                                                (in thousands, except per share data)

ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                                            $574                 $1,254
  Short-term Investments, available for sale                                            140                    218
  Receivables                                                                        20,456                 25,161
  Costs and Estimated Earnings in Excess
    Of Billings on Uncompleted Contracts                                              6,646                  5,108
  Inventories                                                                         4,848                  4,605
  Income Taxes Receivable                                                               341                    685
  Deferred Income Taxes                                                                 143                    130
  Prepaid Expenses                                                                    1,432                  1,473
                                                                                -----------               --------


                                    TOTAL CURRENT ASSETS                             34,580                 38,634

MARKETABLE SECURITIES, available for sale                                            20,470                 20,584

PROPERTY, PLANT AND EQUIPMENT - Net                                                  12,885                 13,028

DEFERRED INCOME TAXES                                                                   382                    124

OTHER ASSETS                                                                            124                    475
                                                                                -----------               --------


                                            TOTAL ASSETS                            $68,441                $72,845
                                                                                ===========                 =======



INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                                                  March 31, 1997          December 31, 1996
                                                                                  --------------          -----------------
                                                                                  (in thousands, except per share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Loans Payable                                                                     $10,627                         $8,775
   Accounts Payable and Accrued Expenses                                              11,743                         15,606
   Customer Deposits                                                                     460                            389
   Current Portion of Long-term Debt
       and Capital Lease Obligations                                                      54                             71
   Billings in Excess of Costs and Estimated Earnings
       on Uncompleted Contracts                                                        1,046                          1,128
                                                                                  ----------                       --------

                                    TOTAL CURRENT LIABILITIES                         $23,930                       $25,969

CAPITAL LEASE OBLIGATIONS                                                               3,132                         3,132

DEFERRED COMPENSATION                                                                   1,342                         1,367
                                                                                    ---------                     ---------

                                            TOTAL LIABILITIES                         $28,404                       $30,468
                                                                                      =======                       =======

COMMITMENTS

SHAREHOLDERS' EQUITY
     Common Stock, par value $0.10 a share; authorized 5,000 shares; issued and outstanding 2,979 in 1997 and 1996 excluding 87 shares in
      treasury at par value                                                              298                            298
     Additional Paid-in Capital                                                        2,223                          2,223
     Equity adjustments:
          Cumulative Currency Translation Adjustments                                   (108)                           152
          Net unrealized (loss) on marketable securities                                (537)                          (167)
     Retained Earnings                                                                38,161                         39,871
                                                                                    --------                       --------


                                    TOTAL SHAREHOLDERS' EQUITY                       $40,037                        $42,377
                                                                                     -------                        -------

                          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $68,441                        $72,845
                                                                                     =======                        =======



INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1997 and 1996

                                                                                             Unaudited


                                                                             March 31, 1997                     March 31, 1996
                                                                             --------------                    ----------------

                  Net cash (used in) operating activities                      $ (1,479)                           $    (571)

Investing Activities
     Purchase of property, plant and equipment, net                                (425)                                (209)
     Sale of investments and marketable securities                                  393                               10,865
     Purchase of investments and marketable securities                             (819)                             (11,720)
                                                                                --------                            ---------


                  Net cash (used in) investing activities                          (851)                              (1,064)
                                                                                --------                            ---------


Financing Activities
    Dividends paid                                                                 (298)                                (297)
    Loans payable, net                                                            2,000                                1,265
    Payments on long term debt and capital less obligations                         (19)                                 (15)
                                                                                 -------                            ----------


                  Net cash provided by/(used in) financing activities             1,683                                  953
                                                                                -------                             ---------


Effect of exchange rate on changes on cash                                          (33)                                 (17)
                                                                                -------                             ---------


                  (Decrease) in Cash and Cash Equivalents                          (680)                                (699)

Cash and cash equivalents at beginning of period                                  1,254                                1,506
                                                                                -------                            ---------

                  Cash and cash equivalents at end of period                       $574                                 $807
                                                                                =======                            =========


Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of regulations S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustment are of a normal recurring nature. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10- K for the year ended December 31, 1996.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Earnings for the first quarter of 1997 continue to be very unsatisfactory. Despite good order intake, shipments are hampered by customer imposed delays to convert backlog into manufactured products and installations.


Sales for the three months ended March 31, 1997 increased $39,000 compared to the same period last year. Despite the slight increase, gross profit is $1,231,000 compared to $830,000 in 1996 due primarily to lower costs in the Domestic Aviation business. Other income decreased $254,000 because 1996 included gains on the sale of investments which did not recur in 1997. The increase in selling, general and administrative expenses is due to expense reversals in 1996 which did not recur in 1997. The first quarter pre-tax loss of $1,529,000 is partly offset by a $117,000 benefit from income taxes compared to a pre-tax loss of $1,303,000 offset by a $240,000 benefit from income taxes in 1996. The reduced tax benefit in 1997 is caused by the Company's inability to carry back losses in the United Kingdom.


The reductions in accounts payable and accrued expenses and the loss for the quarter were financed by strong cash flow from receivables and additional bank borrowings.


First quarter order intake for 1997 was $16,181,000 which gives the Company a Revenue Backlog of $46,673 (unbilled backlog of $52,273,000) compared to Revenue Backlog of $50,322,000 (unbilled backlog of $55,479,000) at the same time in 1996. Backlog includes only firm orders which are primarily expected to be delivered and installed within one year. At any time, backlog is not necessarily indicative of the level of business to be expected in the ensuing period.

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

ITEM 5 - OTHER MATERIALLY IMPORTANT FACTS

During March 1997, the Company declared an annual cash dividend of $0.10 per share, payable to shareholders of record on March 14, 1997. This was paid on March 21, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.



                                             INDUSTRIAL ACOUSTICS COMPANY, INC.



Date:    May 9, 1997                   By:   /s/ Arnold W. Kanarek
                                          -------------------------------------
                                                Arnold W. Kanarek
                                               Senior Vice President, Secretary



Date:    May 9, 1997               By:   /s/ Robert N. Bertrand
                                      -----------------------------------------
                                            Robert N. Bertrand
                                            Vice President - Finance, Treasurer