Form 10-Q
period 1997-06-30
INDUSTRIAL ACOUSTICS CO INC
filed 1997-08-14
CIK 50253

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

   Quarterly Report under Section 13 or 15 (d) of the Securities Act of 1934


For Quarter Ended June 30, 1997                      Commission File No. 0-3680
-------------------------------                                          ------


                       Industrial Acoustics Company, Inc.
-------------------------------------------------------------------------------


                   New York                            13-1713318
-------------------------------------------------------------------------------
         (State or other jurisdiction of             (IRS employer
         Incorporation or organization)             Identification #)


      1160 Commerce Avenue, Bronx, New York               10462
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes    X     No
                                              ---------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                          2,978,961
                                                   -----------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS - UNAUDITED
INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                  Six months ended        Three months ended
                                                 --------------------------------------------
                                                 June 30     June 30     June 30     June 30
                                                 --------------------------------------------
                                                   1997        1996        1997        1996
                                                 --------------------------------------------
                                                     (In thousands, except per share data)
REVENUES
  Net Sales                                      $ 30,881    $ 35,818    $ 15,521    $ 20,496
  Interest Income                                     770         772         384         401
  Other                                               499         546         373         165
                                                 --------------------------------------------
                                                   32,150      37,136      16,278      21,062
                                                 --------------------------------------------
COST AND EXPENSES
  Cost of Products Sold                            28,058      30,649      13,927      16,165
  Selling General and
     Administrative Expenses                        6,013       5,899       2,958       3,170
 Interest                                             470         373         253         210
                                                 --------------------------------------------
                                                   34,541      36,921      17,138      19,545
                                                 --------------------------------------------
         (Loss)/Income before benefit/
                  (provision) for income taxes     (2,391)        215        (860)      1,517

Benefit/(Provision) for income taxes                  759        (187)        642        (429)
                                                 --------------------------------------------
                  Net (Loss)/Income               ($1,632)        $28       ($218)     $1,088
                                                 ============================================
PER COMMON SHARE DATA:
                  Net (Loss)/Income                ($0.55)      $0.01      ($0.07)      $0.37
                                                 ============================================


Dividends per Common Share                          $0.10       $0.10


Average number Common
  Share Outstanding                                 2,979       2,979       2,979       2,979


See Notes to Financial Statements

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997


                                                              June 30, 1997  December 31, 1996
                                                            -------------------------------------
                                                            (In thousands, except per share data)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                        $ 1,529         $ 1,254
  Short-term Investments, available for sale                           140             218
  Receivables                                                       19,909          25,161
  Costs and Estimated Earnings in Excess
    Of Billings on Uncompleted Contracts                             6,414           5,108
  Inventories                                                        4,967           4,605
  Income Taxes Receivable                                              272             685
  Deferred Income Taxes                                                702             130
  Prepaid Expenses                                                   1,480           1,473
                                                                  ------------------------
                                    TOTAL CURRENT ASSETS            35,413          38,634

MARKETABLE SECURITIES, available for sale                           21,248          20,584

PROPERTY, PLANT AND EQUIPMENT - Net                                 12,660          13,028

DEFERRED INCOME TAXES                                                  189             124

OTHER ASSETS                                                           122             475
                                                                  ------------------------

                                            TOTAL ASSETS           $69,632         $72,845
                                                                  ========================


See Notes to Financial Statements

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997


                                                                               June 30, 1997  December 31, 1997
                                                                             -------------------------------------
                                                                             (In thousands, except per share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Loans Payable                                                                  $ 12,675       $  8,775
   Accounts Payable and Accrued Expenses                                            10,061         15,606
   Customer Deposits                                                                 1,107            389
   Current Portion of Long-term Debt
       and Capital Lease Obligations                                                    69             71
   Billings in Excess of Costs
       on Uncompleted Contracts                                                      1,134          1,128
                                                                                  -----------------------
                           TOTAL CURRENT LIABILITIES                              $ 25,046       $ 25,969

CAPITAL LEASE OBLIGATIONS                                                            3,102          3,132

DEFERRED COMPENSATION                                                                1,341          1,367
                                                                                  -----------------------
                                            TOTAL LIABILITIES                     $ 29,489       $ 30,468
                                                                                  =======================
COMMITMENTS
   SHAREHOLDERS' EQUITY
     Common Stock, par value $0.10 a share; authorized 5,000 shares; issued and outstanding 2,979 in 1997 and 1996 excluding 87 shares in
      treasury at par value                                                            298            298
     Additional Paid-in Capital                                                      2,223          2,223
     Equity adjustments:
          Cumulative Currency Translation Adjustments                                  (66)           152
           Net unrealized (loss)/gain on marketable securities                        (254)          (167)
     Retained Earnings                                                              37,942         39,871
                                                                                  -----------------------

                           TOTAL SHAREHOLDERS' EQUITY                             $ 40,143       $ 42,377
                                                                                  =======================

                 TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $ 69,632       $ 72,845
                                                                                  =======================

See Notes to Financial Statements

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 and 1996


                                                              June 30, 1997    June 30, 1996
                                                            -------------------------------------
                                                            (In thousands, except per share data)
Net cash (used in)/provided by operating activities               (2,211)          (1,903)
                                                                --------------------------
Investing Activities
     Purchase of property, plant and equipment, net                 (436)            (849)
     Sale of investments and marketable securities                   394           12,107
     Purchase of investments and marketable securities            (1,125)         (12,731)
                                                                --------------------------
Net cash (used in)/provided by investing activities               (1,167)          (1,473)
                                                                --------------------------
Financing Activities
    Dividends paid                                                  (298)            (298)
    Short Term Loan                                                4,002            2,730
    Payments on long term debt and capital less obligations          (33)             (29)
                                                                --------------------------
Net cash provided by/(used in) financing activities                3,671            2,403
                                                                --------------------------
Effect of exchange rate on changes on cash                           (18)             (18)
                                                                --------------------------
Increase/(Decrease) in Cash and Cash Equivalents                     275             (991)
Cash and cash equivalents at beginning of year                     1,254            1,506
                                                                --------------------------
                  Cash and cash equivalents at end of period    $  1,529         $    515
                                                                ==========================


See notes to Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of regulations S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included. All such adjustment are of a normal recurring nature. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10- K for the year ended December 31, 1996.

2. INVENTORIES

Inventories are comprised of the following:

                                   June 30, 1997      December 31, 1996
                                   -------------      -----------------

      Materials and Supplies            1,580               1,492
      Work in Process                   3,387               3,113
                                        -----               -----
      Total                             4,967               4,605

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share ("SFAS 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. This statement is effective for periods ending after December 17, 1997 and requires restatement of all prior-period earnings per share data presented. Earnings per share calculated under SFAS 128 would be the same as reported earnings per share.

ITEM 2

MANAGEMENT'S DISCUSSION AN ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Pre Tax Losses for the six month period ended June 30, 1996 of $1,632,000 shows a major decline over the $28,000 profit earned in the same period last year. The losses are driven by lower volume in both the domestic and overseas operations.

Sales for the three months ended June 30, 1996 decreased 24% compared to the same period last year. The lower volume, combined with a 14% increase in Cost of Products Sold, resulted in a reduced gross profit increase to $1,594,000 from $4,331,000. Other income rose due to rental income not having been generated in 1996. The decrease in selling, general and administrative expenses can be attributed to legal expenses incurred in 1996 which did not recur in 1997. Interest expense is up because of higher borrowings and interest rates. Pre Tax Losses for the quarter of $860,000 (compared to a $1,517,000 profit in 1996) is offset by a $642,000 tax benefit resulting in an after tax loss of $218,000 or 7 cents a share (against an after tax profit of $1,088,000 or 37 cents a share in 1996).

Sales for the six months ended June 30, 1997 decreased 14% compared to the same period last year. The reduced volume, combined with a 6% increase in Cost of Products Sold, has resulted in a gross profit decrease to $2,823,000 from $5,169,000. Other income rose because 1996 results contained insurance claim income and gains on the sale of investments which did not recur in 1997.

Selling, general and administrative expenses are higher in 1997 due to costs associated with the reduction in the U.K. workforce. These costs were partially offset by other reductions. Interest expense is up due to higher borrowing and interest rates. Pre Tax Losses for the six months of $2,391,000 (compared to a $215,000 profit in 1996) is offset by a $759,000 benefit for taxes resulting in an after tax loss of $1,632,000 or 55 cent a share (compared to an after tax profit of $28,000 or 1 cent a share in 1996).

The reduction in accounts payable and accrued expenses has been financed by cash flow from receivables and additional bank borrowings. Order intake for the period ended June 30, 1997 was $40,898,000 resulting in a Company Revenue backlog of $55,941,000 (unbilled backlog of $61,221,000) compared to Revenue Backlog of $45,187,000 (unbilled backlog of $50,867,000) at the same time in 1996. Backlog includes only firm orders which are primarily expected to be delivered and installed within one year. At any time, backlog is not necessarily indicative of the level of business to be expected in the ensuing period.

In June 1997, the Company reached an understanding, in principle, with a U.K. pension fund to sell and lease back IAC Ltd.'s factory in Winchester, England, for approximately four million pounds (US$6,640,000), the proceeds of which will be used to pay off bank debt. The gain on the sale, of approximately one million four hundred thousand pounds (US$2,324,000), will be amortized over the lease term. Contracts are currently being completed.

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



                                       INDUSTRIAL ACOUSTICS COMPANY, INC.


Date:  August 14, 1997                 By:  /s/ Arnold W. Kanarek
                                           -----------------------
                                            Arnold W. Kanarek
                                            Senior Vice President, Secretary


Date:  August 14, 1997                 By:  /s/ Robert N. Bertrand
                                           ------------------------
                                            Robert N. Bertrand
                                            Vice President, Finance, Treasurer