Form 10-Q
period 1997-09-30
INDUSTRIAL ACOUSTICS CO INC
filed 1997-11-10
CIK 50253

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

   Quarterly Report under Section 13 or 15 (d) of the Securities Act of 1934

For Quarter Ended September 30, 1997           Commission File No. 0-3680
------------------------------------                               ------

                      Industrial Acoustics Company, Inc.
-------------------------------------------------------------------------------

             New York                                   13-1713318
-------------------------------------------------------------------------------
   (State or other jurisdiction of                     (IRS employer
    Incorporation or organization)                    Identification #)

 1160 Commerce Avenue, Bronx, New York                     10462
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes    X         No
                                           -------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                     2,978,961
                                                  -----------------

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                               Unaudited

                                              Nine months ended          Three months ended
                                        September 30   September 30  September 30   September 30
                                        ------------   ------------  ------------   ------------
                                            1997           1996           1997         1996
                                            ----           ----           ----         ----
                                                  (In thousands, except per share data)
REVENUES
  Net Sales                               $ 49,638       $ 51,183       $ 18,757      $ 15,365
  Interest Income                            1,185          1,162            389           489
  Other (Net)                                  547            481             48           (62)
                                          --------       --------       --------      --------
                                            51,370         52,826         19,220        15,692
                                          --------       --------       --------      --------
COST AND EXPENSES
  Cost of Products Sold                     42,898         43,646         14,840        12,998
  Selling General and
     Administrative Expenses                 9,025          8,726          3,012         2,827
 Interest                                      744            662            274           289
                                          --------       --------       --------      --------
                                            52,667         53,034         18,126        16,114
                                          --------       --------       --------      --------
         (Loss) Income before provision
                  for income taxes          (1,297)          (208)         1,094          (422)
Provision/(Benefit) for income taxes          (387)            64            372          (125)
                                          --------       --------       --------      --------
                  Net (Loss) Income        ( $910)       ($   272)      $    722      ($   297)
                                          ========       ========       ========      ========
Net (Loss) Income Per Common Share        ($  0.31)      ($  0.09)      $   0.24      ($  0.10)
                                          ========       ========       ========      ========
Dividends per Common Share                 $  0.10        $  0.10
Average number Common
  Share Outstanding                          2,979          2,979          2,979         2,979


See notes to financial statements.

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          Unaudited
                                           September 30, 1997   December 31, 1996
                                           ------------------   -----------------
                                            (In thousands, except per share data)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                       $   982            $ 1,254
  Short-term Investments, available for sale          254                218
  Receivables                                      23,494             25,161
  Costs and Estimated Earnings in Excess
    Of Billings on Uncompleted Contracts            6,733              5,108
  Inventories                                       5,261              4,605
  Income Taxes                                        149                685
  Deferred Income Taxes                               721                130
  Prepaid Expenses                                    948              1,389
                                                  -------            -------
         TOTAL CURRENT ASSETS                      38,640             38,634
MARKETABLE SECURITIES, available for sale          22,207             20,584
PROPERTY, PLANT AND EQUIPMENT - Net                12,317             13,028
DEFERRED INCOME TAXES                                  22                124
OTHER ASSETS                                          120                475
                                                  -------            -------
         TOTAL ASSETS                             $73,306            $72,845
                                                  =======            =======



See notes to financial statements.

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                        Unaudited
                                                                       September 30, 1997   December 31, 1996
                                                                       ------------------   -----------------
                                                                        (In thousands, except per share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Loans Payable                                                              $ 10,936            $  8,775
   Accounts Payable and Accrued Expenses                                        12,007              15,606
   Customer Deposits                                                               854                 389
   Current Portion of Long-term Debt
       and Capital Lease Obligations                                                76                  71
   Billings in Excess of Costs
       on Uncompleted Contracts                                                  3,979               1,128
                                                                              --------            --------
              TOTAL CURRENT LIABILITIES                                       $ 27,852            $ 25,969
CAPITAL LEASE OBLIGATIONS                                                        3,081               3,132
DEFERRED COMPENSATION                                                            1,364               1,367
                                                                              --------            --------
              TOTAL LIABILITIES                                               $ 32,297            $ 30,468
                                                                              ========            ========
COMMITMENTS
SHAREHOLDERS' EQUITY
     Common Stock, par value $0.10 a share; authorized 5,000 shares; issued and outstanding 2,979 in 1997 and 1996 excluding 87 shares in
      treasury at par value                                                        298                 298
     Additional Paid-in Capital                                                  2,223               2,223
     Equity adjustments:
          Cumulative Currency Translation Adjustments                             (183)                152
           Net unrealized (loss)/gain on marketable securities                       7                (167)
     Retained Earnings                                                          38,664              39,871
                                                                              --------            --------
              TOTAL SHAREHOLDERS' EQUITY                                      $ 41,009            $ 42,377
                                                                              --------            --------
              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                      $ 73,306            $ 72,845
                                                                              ========            ========



See notes to financial statements.

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996

                                                                        Unaudited
                                                         September 30, 1997  September 30, 1996
                                                         ------------------  ------------------
Net cash (used in)/provided by operating activities            $   (326)            $   (935)
Investing Activities
     Purchase of property, plant and equipment, net                (543)                (996)
     Sale of investments and marketable securities                2,809               15,134
     Purchase of investments and marketable securities           (4,178)             (13,633)
                                                               --------             --------
Net cash provided by/(used in) investing activities              (1,912)                 505
                                                               --------             --------
Financing Activities
    Dividends paid                                                 (298)                (298)
    Increase in loan payable, net                                 2,352                  568
    Payments on long term debt and capital less obligations         (46)                 (44)
                                                               --------             --------
Net cash provided by financing activities                         2,008                  226
                                                               --------             --------
Effect of exchange rate on changes on cash                          (42)                  (7)
                                                               --------             --------
Decrease in Cash and Cash Equivalents                              (272)                (211)
Cash and cash equivalents at beginning of period                  1,254                1,506
                                                               --------             --------
           Cash and cash equivalents at end of period          $    982             $  1,295
                                                               ========             ========


See notes to financial statements.

INDUSTRIAL ACOUSTICS COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of regulations S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included. All such adjustment are of a normal recurring nature. Including the settlement of claims, which in the third quarter of 1997 resulted in Revenue and Profit increases of $1,276,000. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The year end consolidated balance sheet was derived from audited financial statements, but, as presented here, does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements should be read in conjunction with financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. INVENTORIES

Inventories are comprised of the following:


                                      September 30, 1997     December 31, 1996
                                      ------------------     -----------------

         Materials and Supplies                2,108             1,492
         Work in Process                       3,153             3,113
                                               -----             -----
         Total                                 5,261             4,605

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

ITEM 2
MANAGEMENT'S DISCUSSION AN ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Pre-tax losses for the nine month period ended September 30, 1997 of $1,297,000 show a major decline over the $208,000 loss suffered through the same period last year due to the substantial pre-tax profit contribution for the 1997 third quarter compared to last year. The losses are primarily driven by lower volume in overseas operations.

Sales for the three months ended September 30, 1997 increased 22% compared to the same period last year. The higher volume, combined with a 7% decrease in Cost of Products Sold , resulted in gross profits of $3,917,000 compared to $2,367,000 in 1996. The results for the quarter contain Revenue and Profit of $1,276,000, recognized from the settlement of a contract claim. The increase in selling, general and administrative expenses can be attributabed to accruals for domestic bonuses which have been partially offset by overhead reductions in the overseas operations. Interest expense increased due to higher borrowings. Pre-tax income for the quarter of $1,094,000 (compared to losses of $423,000 in 1996) is offset by a $372,000 tax provision resulting in after tax profits of $722,000 or 24 cents a share (against an after tax loss of $297,000 or 10 cents a share loss in 1996).

Sales for the nine months ended September 30, 1997 decreased 3% compared to the same period last year. The reduced volume, combined with a 1% increase in Cost of Products Sold, resulted in a gross profit decrease to $6,740,000 from $7,737,000. Other income rose because of increases in Royalty Income. Selling, general and administrative expenses are higher because of domestic bonus accruals which are partly offset by overhead reductions in the U.K. operations. Interest expense rose due to higher borrowings. Pre-tax losses for the nine months of $1,297,000 (compared to losses of $208,000 in 1996) are offset by a $387,000 benefit for taxes resulting in an after tax loss of $910,000 or 31 cents a share (compared to an after tax loss of $272,000 or 9 cents a share in 1996).

Net cash used by the Company's operations in the nine month period ended September 30, 1997 was $326,000 compared to $935,000 in the same period in 1996. The major changes arose from increases in billings on uncompleted contracts and accounts payable which were offset by ongoing costs incurred on contracts in progress. Current year borrowings were used for the financing of operations, the payment of dividends, and the purchase of fixed assets.

Order intake for the nine months ended September 30, 1997 was $56,412,000 resulting in a Company Revenue backlog of $51,872,000 (unbilled backlog of $55,220,000) compared to Revenue backlog of $47,336,000 (unbilled backlog of $49,891,000) at the same time in 1996. Backlog includes only firm orders which are primarily expected to be delivered and installed within one year. At any time, backlog is not necessarily indicative of the level of business to be expected in the ensuing period.

In June 1997, the Company reached an understanding, in principle, with a U.K. pension fund to sell and lease back IAC Ltd.'s factory in Winchester, England, for approximately four million pounds (US$6,440,000 at September 30, 1997), the proceeds of which will be used to pay off bank debt. The gain on the sale, of approximately one million four hundred thousand pounds (US$2,254,000), will be amortized over the lease term. Contracts are currently being completed.

The Company's financial position remains strong and should assure adequate capital for the contracts the Company is actively pursuing.

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

ITEM 5 - OTHER MATERIALLY IMPORTANT FACTS
None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a) All required exhibits are incorporated by reference from the Form 10-K filed for the year ended December 31, 1996.
(b) No reports on Form 8-K have been filed for the quarter ending
    September 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

                                       INDUSTRIAL ACOUSTICS COMPANY, INC.

Date: November 10, 1997                By: /s/ Arnold W. Kanarek
                                           -----------------------
                                           Arnold W. Kanarek
                                           Senior Vice President, Secretary

Date: November 10, 1997                By: /s/ Robert N. Bertrand
                                           -----------------------
                                           Robert N. Bertrand
                                           Vice President - Finance, Treasurer