Form 10-Q/A
period 1997-09-30
INDUSTRIAL ACOUSTICS CO INC
filed 1997-11-13
CIK 50253

                                   FORM 10-Q/A

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

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          Unaudited
                                           September 30, 1997   December 31, 1996
                                           ------------------   -----------------
                                            (In thousands, except per share data)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                       $   982            $ 1,254
  Short-term Investments, available for sale          254                218
  Receivables                                      23,494             25,161
  Costs and Estimated Earnings in Excess
    Of Billings on Uncompleted Contracts            6,733              5,108
  Inventories                                       5,261              4,605
  Income Taxes                                        149                685
  Deferred Income Taxes                               721                130
  Prepaid Expenses                                  1,046              1,389
                                                  -------            -------
         TOTAL CURRENT ASSETS                      38,640             38,634
MARKETABLE SECURITIES, available for sale          22,207             20,584
PROPERTY, PLANT AND EQUIPMENT - Net                12,317             13,028
DEFERRED INCOME TAXES                                  22                124
OTHER ASSETS                                          120                475
                                                  -------            -------
         TOTAL ASSETS                             $73,306            $72,845
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

                                       INDUSTRIAL ACOUSTICS COMPANY, INC.

Date: November 13, 1997                By: /s/ Arnold W. Kanarek
                                           -----------------------
                                           Arnold W. Kanarek
                                           Senior Vice President, Secretary

Date: November 13, 1997                By: /s/ Robert N. Bertrand
                                           -----------------------
                                           Robert N. Bertrand
                                           Vice President - Finance, Treasurer