Form 10-K
period 1997-12-31
INDUSTRIAL ACOUSTICS CO INC
filed 1998-03-31
CIK 50253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year ended December 31, 1997

                         Commission file number 0-3680

                       INDUSTRIAL ACOUSTICS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

       New York                           13-1713318
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


1160 Commerce Avenue, Bronx, New York                10462
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

             The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 23, 1998 was $6,250,570.

             The number of shares outstanding of registrant's common stock, as of December 31, 1997, was 2,978,961.

                      Documents Incorporated by Reference.

                      A portion of the Proxy Statement to be filed in connection with the Annual Shareholders' Meeting to be held in 1998 is incorporated by reference in Item 11, Part III hereof. The Form 8-K to be filed on or about March 31, 1998 is incorporated by reference in Item 13, PART III hereof.

             The Exhibit Index is located on sequential page 27.

                                     Part I


Item 1.              Business



             Industrial Acoustics Company, Inc. (hereafter with its subsidiaries referred to as the "Company," except where distinction is made between it and a subsidiary or subsidiaries, in which event it will be referred to as "IAC") was incorporated under the laws of the State of New York on July 27, 1951. The Company is engaged in essentially one business: the development, manufacture, fabrication, installation and sale of a line of products designed to suppress noise and to condition the acoustical environment inside enclosed spaces.
              The Company operates in two primary geographic areas: (1) North America, consisting of the United States and Canada, and (2) Europe, including principally the United Kingdom and Germany. Reference is made to Note I to the Consolidated Financial Statements in Item 8 of this Report, for the amount of net sales, operating profits and assets of the Company for each of the last three years, attributable to its North American and European operations.

             For the year ended December 31, 1997, there were no changes in the mode of conducting the business of the Company that were material and not in the ordinary course of its business.

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

             A more recent product involves security rooms, which include the following three characteristics: acoustic shielding, radio frequency shielding and maximum security against physical assault.

             Silencer units and systems include silencers for large and small central air conditioning systems, which are standard items; silencers manufactured or significantly adapted to customers' specifications for mechanical draft fans, diesel engines, steam ejectors and air compressors; housings and silencers for gas turbine and diesel engine operated power plants, including marine installations, jet engine test cells, jet aircraft Hush House Test Facilities, wind tunnel silencers and ground run-up noise suppressors for testing of subsonic and supersonic jet aircraft engines and silencers for aircraft cabin pressure and environment control systems. There is also a strong interest in silencers, rooms and enclosures with severe low frequency noise control requirements, technologies which the Company considers part of its expertise.

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

             In 1997, 1996 and 1995, revenues from the Company's Hush House Test Facilities accounted for 2%, 15% and 8% of consolidated revenues of the Company. In 1997, 1996 and 1995, revenues from the Company's Engine Test Room product line accounted for 17%, 15% and 7% of consolidated revenues of the Company. No other single product or service of the Company accounted for more than 10% of its consolidated revenues in any of the last three years.

             For sales purposes, the Company has identified market areas where representatives promote its products. Market areas include medical life sciences, doors and windows, heating, ventilation and air conditioning ("HVAC"), aviation and marine gas turbines, acoustical structures and architectural applications. The Company's products are constantly being modernized and improved through research and development, and, as discussed below, new products are regularly introduced to expand the Company's sales base.

             Recently Developed Products. The Company has introduced or is introducing several recently developed products, including:
                      1) Fiberfree wall and ceiling sound absorbers to answer concerns about indoor air quality and health associated with conventional fibrous materials.
                      2) Fiberfree air/gas flow attenuators to take the place of fibrous duct lining in HVAC systems. Again, the purpose is to improve indoor air quality and answer health concerns due to the presence of fibrous materials.
                      3) New mini-booth for hearing testing designed to provide easier access and greater comfort during testing.

                      4) Quad Series VIII Studio line provides 65dB noise reduction for TV/radio broadcasting, recording and music practice. It includes an adjustable acoustical environment and an STC 64 Noise-Lock Dual-Mode Door.

                      5) The improved high-performance Noise-Lock Doors have certified ratings up to STC 64. New tooling has been introduced to further improve quality while allowing manufacturing flexibility.

                      6) More Hybrid Active Dissipative Test Silencers have been designed and IAC is able to offer such silencers for selected applications.

                      7) On-going research into materials and finishes compatible with the latest manufacturing processes ensures that the Company's products maintain the highest possible standard of quality.

                      8) Higher performance requirements for Operable Walls resulted in the development of a new product: The Super-Mega Wall(TM) is lab-rated at STC, probably the highest acoustical rating for a single operable wall. IAC's Operable Walls are used worldwide in convention centers, hotels, conference rooms and wherever halls/rooms are subdivided for multiple functions or conferences.

                      9) Another new product is the 150 Hz Metadyne(TM) Anechoic Wedge offering more economical free-field testing space. It is only 19.5in (495mm) deep against a conventional wedge requiring 28in (711mm) for a cut-off frequency of 150 Hz. It is a lower cost version of the highly successful Metadyne Anechoic Wedge where test activities focus on sound frequencies higher than 150 Hz.

             IAC on the Internet. To take advantage of modern communications technology, the Company introduced its Website HTTP://WWW.INDUSTRIALACOUSTICS.COM, giving customers instant on-line access to new product information, specifications and news releases and other acoustical resources. The Company has also established E-mail for all departments and INFO@INDUSTRIALACOUSTICS.COM has been established as the address for all inquiries.
             In 1997, the Company began distributing its "MAKING THE WORLD A QUIETER PLACE" Multimedia CD providing extensive product and technical information. This compliments IAC's current participation in the SweetSource(R) CD program and IAC's presence on the Internet.

             The Website, the Multimedia CD ROM and SweetSource will enable architects, engineers, designers and others to download drawings and specifications as part of their professional proposals.

             Distribution. Domestically, IAC sells primarily through 149 North American and 22 foreign manufacturers' representatives. The representative's contract typically assigns products and territory and provides for the payment of commissions, varying from approximately 5% to 25% of the selling price. Such contracts are normally cancelable by either party upon 30 days' written notice. In addition, there are 14 sales managers at the home office in New York. In the United Kingdom, IAC's wholly-owned British subsidiary, Industrial Acoustics Company, Limited ("IAC, Ltd."), sells through 135 manufacturers' representatives and employs 3 sales managers and 10 direct salesmen. In Germany, Industrial Acoustics Company Gmbh, a wholly-owned subsidiary of IAC, Ltd., employs 10 persons and acts primarily as a marketing, sales and engineering arm for IAC, Ltd.

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

             An increasing volume of the Company's product line is being fully manufactured and assembled (including installation of lighting, temperature, humidity, and radio frequency control systems) in the Company's plants in New York, South Carolina and the United Kingdom. Many contracts require installation on site. Assembly is accomplished by subcontracting or by hiring the necessary labor and supervising the installation. The Company does not anticipate any substantial difficulties in fulfilling customer requirements in 1998.

             Patents. It has been the Company's policy, whenever possible, to obtain patent protection with respect to its product line, both in and outside the United States. The Company owns or has expired patents covering its "Dura-Stack" Jet Engine Noise Suppression System, QuietDuct and Packless Silencers, Movable Wall Systems, Security Rooms, Strong Abuse Resistance Ceilings for correctional institutions, Metadyne Perforated Metal Protected Wedges and several other products. The Company's patents have expiration dates ranging from the year 1998 through the year 2011.

             The Company believes that although its patents are valuable, the loss of any of its patents would not have a material adverse impact on its operations. The patents owned by the Company are not included as assets in the consolidated balance sheet of the Company.

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

             Customers. The Company sells its products to a broad spectrum of business enterprises, institutions and governmental agencies. In

1997, 1996 and 1995, sales to institutional, industrial and commercial customers, state, local and foreign government agencies accounted for approximately 83%, 79% and 81% of net revenues, respectively; sales to the United States Government and its agencies, both directly and as subcontractor for general contractors in "defense related" industries performing contracts for the government, accounted for the balance of net sales.

             Backlog. The Company's backlog of firm orders at December 31, 1997 was approximately $46,000,000 and unbilled backlog was approximately $52,000,000, compared to approximately a $46,000,000 backlog of firm orders and unbilled backlog of approximately $50,000,000 at December 31, 1996. The Company expects that approximately 90% of the 1997 year-end backlog will be delivered in 1998. See "Liquidity and Sources of Capital," in Item 7 of this Report.

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

             The Company believes that the principal factors affecting competitiveness in the industry are price, service, engineering capability, technology and terms of delivery. The Company believes that its main competitive advantages are its long history in the industry, technological capabilities, the variety of its products and its ability to provide a wide range of services to its customers, from the design stage through installation.

             Research and Development. While involved with a technology which may be considered "mature", the Company is committed to the improvement of its present product line and the development of new products to provide the opportunity for growth into the 21st century. The Company employs 3 engineers and technicians, who devote themselves full-time to research and development activities (other personnel are involved on a part-time basis). In addition, the Company conducts research and development work for customers on a contract basis, or as necessary to meet performance requirements on its noise control systems, the value of which may be charged against specific jobs; excluding such activities, the Company's expenditures for research and development during 1997, 1996 and 1995 amounted to $825,000, $944,000 and $872,000, respectively, all of which were charged to operations in each of these years. The Company believes that such expenditures are imperative in maintaining its position as a technological leader in the industry.

             Employees. The Company has approximately 600 employees in its North American operations. At its New York manufacturing facility, the Company's production employees are covered by a collective bargaining agreement negotiated with Local 28 of the Sheet Metal Workers International Association (AFL-CIO), which is scheduled to expire in September, 1998. At its South Carolina manufacturing facility, the production employees are covered by a collective bargaining agreement with Local 399 of the Sheet Metal Workers International Association (AFL-CIO), which is scheduled to expire in April, 2000. For employees of IAC, Ltd., see "Foreign Operations and Export Sales," below.

             Foreign Operations and Export Sales. IAC, Ltd. manufactures and markets the Company's product line in the United Kingdom and elsewhere in Europe. IAC, Ltd. has approximately 140 employees, including employees of its marketing subsidiary in Niederkruchten, Germany. For additional data on the operations of Industrial Acoustics Company, Ltd., see Note I to the Consolidated Financial Statements in Item 8 of this Report.

             The Company's foreign operations and its export sales are subject to certain risks, such as fluctuating exchange rates. Risks are minimized by requiring letters of credit in U.S. dollars for foreign contracts. Business in Southeast Asia, particularly South Korea, may be affected due to changes in economic conditions there.

Year 2000 Computer Issue

             The Company has assessed the potential issues associated with programming codes in its existing computer systems with respect to a two-digits year value for the year 2000 and believes that addressing such issues is not a material event or uncertainty that would cause reported financial information not to be indicative of future operating results or financial condition. The Company is currently upgrading its accounting software and expects this to be completed by the third quarter of 1999.

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

             Property Transactions in the United States.

             On March 27, 1998, the Company purchased, for $4 million, the approximately 72,500 square feet of manufacturing space which it had previously leased from PDJ Simone Realty Company L.P. The purchase price was funded by a loan from Chase Manhattan Bank, secured by a mortgage on the Company's real property.

             Property Transactions in the United Kingdom.


             In 1995, IAC, Ltd. completed the acquisition of a 90,000 square foot factory in Winchester for $3,146,000. This purchase price and costs related to factory renovations were substantially financed with the proceeds of a short-term loan from Midland Bank. IAC Ltd. moved to the Winchester facilities during the second quarter of 1996.

             In March 1996, IAC, Ltd. entered into a lease of administrative offices adjacent to the Winchester factory which provides 18,000 square feet of office space. The lease term is for twenty-five years, however, the Company has an option to terminate the lease after fifteen years, providing twelve months notice is given to the landlord. The lease provides for annual rent of $112,000 plus insurance costs and maintenance fees to be determined annually. The rent adjusts every five years based on market rental values. On July 14, 1997, 10,000 square feet of office space was sub-leased to an engineering firm, for approximately seven years, at an annual rent of $96,000 plus insurance and maintenance costs to be determined annually. There is a rent review after four years.

             On December 31, 1997, the Board approved the purchase of the Winchester factory by IAC from IAC, Ltd. for $6.6 million. IAC is expected to consummate a sale and leaseback arrangement in the near future with a third party. The sale price is expected to be $6.6 million. IAC, Ltd. will lease back approximately 94,000 square feet, for 20 years at an annual rent of $557,000 with rent reviews every 5 years. Approximately 20,000 square feet have been subleased to two manufacturers at annual rentals totaling $132,000, one for 5 years and the other for 10 years duration with rent reviews.

             The following table sets forth the principal properties in which the Company operates, all of which are in sound condition:

                      Approx.                                             Annual            Lease
Location              Area (Sq.Ft.)             Description               Rental*           Expiration Date
--------              -------------             -----------               -------           ---------------
The Bronx,             145,500                  manufacturing             owned             owned
NY                                              facility, land,
                                                laboratory and
                                                executive
                                                offices

The Bronx,             105,000                  land underneath           $ 30,000          2032 to 2062
NY                                              executive office
                                                facility and
                                                parking area


The Bronx,              30,000                  land and                  $143,000          1998
NY**                                            manufacturing
                                                and warehouse
                                                facility

Winchester,             18,000                  office                    $112,000          2021, subject to
UK                                              facility                                    termination by
                                                                                            Company in 2011

Winchester,             94,000                  land and                  owned***          owned***
UK                                              manufacturing
                                                facility

Moncks                 198,000                  land and                  owned             owned
Corner, SC                                      manufacturing
                                                facility

     *  Including real estate taxes.
    ** Entire premises sublet in 1997 through end of rental term. *** Subject to proposed sale/leaseback described above.

         In addition, the Company leases office space in Niederkruchten, Germany.

Item 3.               Legal Proceedings

             The Company is not involved in any material pending legal proceedings.

Item 4.               Submission of Matters to a Vote of Security Holders

             No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

Item 4A.              Executive Officers of the Registrant

Name                                   Age           Position                     Officer Since
----                                   ---           --------                     -------------
Martin Hirschorn                       77            President;                    July 27, 1951
                                                     Director

Frederic M. Oran                       65            Executive                     June 12, 1962
                                                     Vice President;
                                                     Director

Arnold W. Kanarek                      71            Senior Vice                   December 31, 1966
                                                     President;
                                                     Secretary

John M. Handley                        71            Senior Vice                   March 12, 1969
                                                     President,
                                                     Market Development

Robert E. Schmitt                      49            Senior Vice                   April 14, 1978
                                                     President, General
                                                     Manager, IAC, SC

Robert N. Bertrand                     43            Vice President,               April 9, 1990
                                                     Finance; Treasurer

Jasjit T. Ahluvalia                    61            Vice President,               May 2, 1981
                                                     Management
                                                     Information
                                                     Systems

Peter Kohner                           50            Vice President,               September 18, 1986
                                                     Manufacturing

Albert J. Cirulli                      68            Vice President,               October 12, 1987
                                                     Design Services

Robert A. Schmidt                      45            Vice President,               April 1, 1987
                                                     Marketing

T. Joseph Looney                       40            Controller                    June 14, 1993

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

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholders Matters


                      Price Range of Common Stock & Dividends

             The Company's Common Stock, which continues to be traded in the over-the-counter market, is traded on the NASDAQ National Market System under the symbol "IACI". The following table shows the per share range of prices of the Company's Common Stock for the most recent two-year period.


                                      Quarter-Ended
Year                          Mar 31            June 30          Sept 30           Dec 31
----                          ------            -------          -------           ------
1997     High                 $16               $11 1/4          $ 9 1/2           $11 1/4
----
         Low                  $ 8 3/4           $ 8              $ 8 1/4           $ 8 1/2
1996     High                 $11               $11 1/2          $11               $11 1/4
----
         Low                  $ 9 3/4           $10              $ 9 1/2           $ 8 1/2

           Approximate Number of Equity Security Holders At December 31, 1997, the approximate number of holders of record of the Company's Common Stock was 1,200.

                      Dividends

             On March 20, 1998, the Board of Directors of the Company voted not to pay a dividend in respect of 1997 results. A dividend of $0.10 per share was paid in 1997, 1996 and 1995, and a dividend of $0.30 per share was paid in 1994 and 1993, each representing a distribution from the respective prior year earnings. The Company has no present policy with respect to the declaration or payment of regular dividends.

Item 6.               Selected Financial Data

             The following table sets forth selected consolidated financial data of the Company for each of the last five years:

                                                             1997             1996           1995             1994            1993
                                                             ----             ----           ----             ----            ----
                                                           (In thousands except per share amounts)
Net Sales                                                  $ 72,911         $73,623        $ 70,633         $ 71,736         $86,571

Net (Loss) Income                                          ($ 1,218)        $   364        ($   448)        ($ 1,701)        $ 3,918

Basic and Diluted
(Loss) Income per common share                             ($  0.41)        $  0.12        ($  0.15)        ($  0.57)        $  1.32
                                                           ========         =======        ========         ========         =======

Total Assets                                               $ 74,262         $72,845        $ 75,716         $ 71,730         $73,124

Long Term
Obligations                                                $  5,081         $ 4,499        $  4,683         $  2,431         $ 2,504

Cash Dividends per
Common Share*                                                  None         $  0.10        $   0.10         $   0.10         $  0.30

*Declared and paid in March of subsequent year.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
                      Analysis of Operations

                      1997 Compared to 1996. A 4% increase in domestic revenues was offset by reduced revenues at IAC, Ltd. resulting in a 1% decrease in consolidated revenues. Domestic Door Department revenues increased 46% and domestic Industrial and Air Conditioning Department Revenues increased by 9%
and 8%, respectively. Domestic Architectural revenues decreased 3% below 1996 levels (however, 1996 revenues were 107% higher than 1995) and domestic Special Products revenue was the same as 1996. In Europe, Standard Products revenues decreased 19%, primarily a result of the decrease in the Acoustics Structures group where large industrial orders were delayed by the customers and medical products were delayed due to budget shortages. Special Products revenues decreased 9% due to further cuts in defense mainly in Italy.

             Interest income, at $1,615,000, was consistent with 1996 and Other income decreased $180,000 primarily due to an additional $200,000 in gains on the sale of investments in 1996 over the amount of gains in 1997.

             Cost of products sold in 1997, as a percentage of net sales, was 85% compared to 84% in 1996.

             Selling, administrative and general expenses (excluding interest expense and foreign currency translation gains and losses) increased by 6%, and as a percentage of revenues increased from 17% to 18%, primarily due to the strengthening of the Company's marketing and sales program domestically, while IAC, Ltd. was adversely affected by approximately $340,000 in one-time charges associated with overhead reductions.

             Interest expense decreased 13% because 1996 contained $154,000 in interest payments to federal, state and local taxing authorities for the settlement of tax audits from 1988 through 1994.

             Net cash provided by the Company's operations was $3.7 million compared to $3.8 million in 1996, both as a result of large decreases in accounts receivable. The Company's funds, which consist of cash and cash equivalents, short-term investments and marketable securities increased by 17% from $22.1 million to $25.8 million. Accounts receivable decreased both in dollars and as a measurement of percentage of sales due to strong collections in the fourth quarter of 1997. The allowance for doubtful accounts is deemed adequate by the Company as the historical write off of accounts receivable has been negligible.

             Shareholder's equity decreased by $1,511,000 as a result of the 1997 losses, the dividend paid in 1997 for the prior year and a loss on currency translation of $269,000. These decreases were partially offset by recording unrealized gains on marketable securities as required by FASB 115 of $274,000.

             As a result of the implementation of overhead reduction programs introduced in 1996, IAC, Ltd. operated at approximately break even for the second half of 1997 after a loss for the first six months of $1,775,000.


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

             Selling, administrative and general expenses (excluding interest expense and foreign currency translation gains and losses) decreased by 1.0%. Domestic expenses were approximately the same as last year while expenses in England decreased 8.4%. These reductions were due to lower facilities costs as the Company moved into its newly owned manufacturing facility, and the implementation of a cost reduction program mandated by lower volume resulting in lower head count and spending. The reductions in the U.K. expenses were offset by costs of $683,000 incurred due to the relocation of the U.K. operation to the Winchester facility during the second quarter of 1996.

             Interest expense rose 84.0% due to the borrowings in England for the purchase of the new manufacturing facility and related improvements(interest of $217,000), plus the domestic Company's payment of $154,000 in interest to federal, state and local taxing authorities for the settlement of tax audits from 1988 through 1994.

             Net cash provided by the Company's operations was $3.8 million compared to a usage of $167,000 in 1995. The major change was due to the billing and collection of accumulated costs in excess of billings on long term contracts in 1996. The Company's funds, which consist of cash and cash equivalents, short-term investments and marketable securities decreased by 9.7% from $24.4 million to $22.1 million as the Company used maturing funds to decrease outstanding debt. Accounts receivable decreased both in dollars and as a measurement of percentage of sales due to collections on long term contracts outstanding. The allowance for doubtful accounts is deemed adequate by the Company as the write off of accounts receivable has been less than .7% of the receivables balance.

             Shareholder's equity decreased by $57,000 as a result of recording unrealized losses on marketable securities as required by FASB 115 and the dividend paid by the Company during the year. These decreases were partially offset by net income and a gain in cumulative currency translation.

                      Liquidity and Sources of Capital. Net cash provided by operations was $3,718,000 primarily due to a decrease in accounts receivable of $4,489,000, an increase in accounts payable and accrued expenses of $820,000 and an increase in customer deposits of $346,000. These were partially offset by an increase in inventories and costs in excess of billings of $3,114,000.
At December 31, 1997, the Company's funds, made up of cash and cash equivalents, short-term investments and marketable securities increased by 17% or $3,761,000. Loans payable increased $881,000 as the Company borrowed funds against its line of credit. This amount was used primarily to fund the negative results of operations of the Company.

            The Company had a backlog of approximately $46 million at December 31, 1997, including approximately $8 million in multi-year contracts. This backlog will require a commitment of working capital to fund inventories and operating expenses. Due to the nature of the contractual terms for payments on long-term contracts and the time and recognition of revenue and expenses, cash flow may be affected. As a result, the Company anticipates that these commitments will be financed from internal as well as outside sources. See Note D to the Consolidated Financial Statements, Item 8 of this Report. As of December 31, 1997, the Company had borrowed $9,656,000 from commercial banks for global operations and the purchase of land and buildings in the United Kingdom, which amount will be substantially reduced upon the sale and leaseback of land and buildings anticipated in 1998. In addition, in March 1998, the

Company purchased, for approximately $4,000,000, the 72,500 square feet of manufacturing space it had previously leased in New York, which purchase was financed through a mortgage loan from Chase Manhattan Bank.

             Much of the Company's products are used in the specialty construction market. Changes in the relationship between costs and revenues are uncertain, because of the nature of that market. In response to changing requirements, and in support of a major effort to remain competitive, the Company is continuing to invest in modernizing its manufacturing facilities.

                      Impact of Inflation. Because of the Company's multi-year contracts, there is exposure to profit fluctuations in the event of high inflation periods. The Company was not adversely impacted during 1997 and, under the present economic conditions, does not anticipate any material impact in 1998.

                      Recently Issued Accounting Standards. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130 and SFAS No. 131.

Item 8.               Financial Statements and Supplementary Data

                      Incorporated by reference herein are pages F-1 through F-17, in the Section immediately following the signature page of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                      None.

                                    Part III

Item 10.              Directors and Executive Officers of the Registrant

                      The information required to be furnished under this Item shall be incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held in May 1998.

Item 11.              Executive Compensation

                      The information required to be furnished under this Item shall be incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held in May 1998.

Item 12.              Security Ownership of Certain Beneficial Owners and
                      Management

                      The information required to be furnished under this Item shall be incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its Annual Meeting of Shareholders to be held in May 1998.

Item 13.              Certain Relationships and Related Transactions

                      The information required to be furnished under this Item shall be incorporated by reference from the Company's Form 8-K to be filed on March 31, 1998.

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements - See pages F-1 through F-18 of Item 8 in the section following the signature page of this Report.

2. Financial Statement Schedule required by Item 8 and paragraph (d) below - See page F-19 of Item 8 in the section following the signature page of this Report.

3.           Exhibits
                                                                Filed Herewith
             Exhibit                                            or Incorporated
             Number           Title of Document                 by Reference
             -------          -----------------                 ---------------
             3                Restated Certificate                       1
                              of Incorporation and
                              by-laws, as amended

             10(iii)          Stock Option Plan                          2

             21               Subsidiaries                               3


(b)          Reports on Form 8-K filed in the fourth quarter of 1997:

             None.

(c) Exhibits required by Item 601, Regulation S-K - See exhibits listed in subparagraph (a) 3 above.

(d) Financial Statement Schedules required by this paragraph - See page references in subparagraph (a) 2 above.



----------------

             1 Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1980.

             2 Incorporated by reference from the Company's definitive Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders.

             3 Filed Herewith.

                                   SIGNATURES

                      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INDUSTRIAL ACOUSTICS COMPANY, INC.

March 30, 1998                                  By:  /s/ Arnold W. Kanarek
                                                     ---------------------
                                                     Arnold W. Kanarek,
                                                     Senior Vice President

March 30, 1998                                       /s/ Robert N. Bertrand
                                                     ----------------------
                                                     Robert N. Bertrand,
                                                     Vice-President - Finance

                      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 1998                                       /s/ Martin Hirschorn
                                                     --------------------
                                                     Martin Hirschorn,
                                                     President, Chief Executive
                                                     Officer and Director

March 30, 1998                                       /s/ Frederic M. Oran
                                                     --------------------
                                                     Frederic M. Oran,
                                                     Executive Vice President
                                                     and Director

March 30, 1998                                       /s/ James A. Read
                                                     -----------------
                                                     James A. Read,
                                                     Director

March 30, 1998                                       /s/ Robert M. Davies
                                                     --------------------
                                                     Robert M. Davies,
                                                     Director

March 30, 1998                                       /s/ Maarten D. Hemsley
                                                     ----------------------
                                                     Maarten D. Hemsley,
                                                     Director

March 30, 1998                                       /s/ Martin P. Dineen
                                                     --------------------
                                                     Martin P. Dineen,
                                                     Director

March 30, 1998                                       /s/ Robert N. Haidinger
                                                     -----------------------
                                                     Robert N. Haidinger,
                                                     Director

                       FORM 10-K -- ITEM 14(a)(1) AND 2
              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements of Industrial Acoustics Company, Inc. and Subsidiaries are included in Item 8:


Report of Independent Acountants .................................... F-2,F-3

Consolidated Balance Sheets -- December 31, 1997 and 1996 ........... F-4

Consolidated Statements of Operations -- for the years ended
December 31, 1997, 1996 and 1995 .................................... F-5

Consolidated Statements of Shareholders' Equity -- for the years ended December 31, 1997, 1996 and 1995 .............................. F-6

Consolidated Statements of Cash Flows -- for the years ended
December 31, 1997, 1996 and 1995 .................................... F-7

Notes to Consolidated Financial Statements .......................... F-8-16

The following consolidated financial statement schedule of Industrial Acoustics Company, Inc. and Subsidiaries is included in Item 14(d):

Schedule II - Valuation and Qualifying Accounts ..................... F-17





All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
INDUSTRIAL ACOUSTICS COMPANY, INC.:

We have audited the consolidated financial statements and financial statement schedule of INDUSTRIAL ACOUSTICS COMPANY, INC. and SUBSIDIARIES as listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements and financial statement schedule of Industrial Acoustics Company Limited and Subsidiaries, a wholly owned subsidiary, which statements reflect total assets of $17,104,000 and $18,690,000 at December 31, 1997 and 1996, respectively, and total revenues of $19,310,000, $22,126,000 and $23,731,000 for the years ended December 31,1997, 1996 and 1995, respectively. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Industrial Acoustics Company Limited and Subsidiaries, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Acoustics Company, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                               Coopers & Lybrand L.L.P.



New York, New York
March 11, 1998

                     REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
 INDUSTRIAL ACOUSTICS COMPANY LIMITED


We have audited the consolidated balance sheets of Industrial Acoustics Company Limited and subsidiaries (a wholly owned subsidiary of Industrial Acoustics Company Inc.) as of 31st December 1997 and 1996 and the related consolidated statements of income and retained earnings, and cash flows and the financial statement schedule for each of the three years in the period ended 31st December 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.



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



In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Acoustics Company Limited and subsidiaries as of 31st December 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended 31st December 1997 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                                  Kidsons Impey
                                                            Registered Auditors
                                                          Chartered Accountants




London
February 12, 1998

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     1997      1996
                                                                  --------- ---------
ASSETS:
 CURRENT ASSETS:
  Cash and cash equivalents......................................  $ 3,032    $ 1,254
  Short-term investments, available for sale.....................      457        218
  Receivables....................................................   17,843     22,713
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.........................................    6,774      5,108
  Inventories....................................................    5,856      4,605
  Income tax receivable..........................................                 685
  Deferred income taxes..........................................      215        130
  Prepaid expenses...............................................    1,609      1,473
                                                                  --------- ---------
   TOTAL CURRENT ASSETS..........................................   35,786     36,186

 MARKETABLE SECURITIES, available for sale.......................   22,328     20,584

 PROPERTY, PLANT AND EQUIPMENT, net..............................   12,540     13,028

 DEFERRED INCOME TAXES...........................................      975        124

 OTHER ASSETS....................................................    2,633      2,923
                                                                  --------- ---------
   TOTAL ASSETS..................................................  $74,262    $72,845
                                                                  ========= =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
 CURRENT LIABILITIES:
  Loans payable..................................................  $ 9,656    $ 8,775
  Accounts payable and accrued expenses..........................   16,167     15,606
  Income taxes...................................................      193
  Customer deposits..............................................      730        389
  Current portion of long-term debt and capital lease
   obligations...................................................       78         71
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.........................................    1,491      1,128
                                                                  --------- ---------
   TOTAL CURRENT LIABILITIES.....................................   28,315     25,969

 CAPITAL LEASE OBLIGATIONS.......................................    3,055      3,132

 DEFERRED INCOME TAXES...........................................      687

 DEFERRED COMPENSATION...........................................    1,339      1,367
                                                                  --------- ---------
   TOTAL LIABILITIES.............................................   33,396     30,468
                                                                  --------- ---------
 COMMITMENTS
 SHAREHOLDERS' EQUITY:
  Common Stock, par value $.10 per share; authorized 5,000
   shares; issued and outstanding 2,979 shares, excluding 87
   shares held in treasury at par value..........................      298        298
  Additional paid-in capital.....................................    2,223      2,223
  Equity Adjustments:
   Cumulative currency translation adjustment....................     (117)       152
   Net unrealized gain (loss) on marketable securities ..........      107       (167)
  Retained earnings..............................................   38,355     39,871
                                                                  --------- ---------
   TOTAL SHAREHOLDERS' EQUITY....................................   40,866     42,377
                                                                  --------- ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................  $74,262    $72,845
                                                                  ========= =========

See notes to consolidated financial statements.

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1997       1996       1995
                                                      ---------- ---------  ---------
REVENUES
 Net sales...........................................   $72,911    $73,623   $70,633
 Interest............................................     1,615      1,609     1,553
 Other...............................................       738        918       574
                                                      ---------- ---------  ---------
                                                         75,264     76,150    72,760
                                                      ---------- ---------  ---------
COST AND EXPENSES
 Cost of products sold...............................    61,934     62,105    59,657
 Selling, administrative and general.................    13,474     12,680    13,068
 Interest............................................       939      1,078       586
                                                      ---------- ---------  ---------
                                                         76,347     75,863    73,311
                                                      ---------- ---------  ---------

(Loss) income before income taxes....................    (1,083)       287      (551)

Provision (benefit) for income taxes.................       135        (77)     (103)
                                                      ---------- ---------  ---------
Net (loss) income....................................  ($ 1,218)   $   364  ($   448)
                                                      ========== =========  =========
Basic and diluted net (loss) income per common
 share...............................................  ($  0.41)   $  0.12  ($  0.15)
                                                      ========== =========  =========
Weighted Average Number of Shares Outstanding:
 Basic...............................................     2,979      2,979     2,979
                                                      ========== =========  =========
 Diluted.............................................     2,979      2,990     2,979
                                                      ========== =========  =========

See notes to consolidated financial statements

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                COMMON STOCK*                       EQUITY ADJUSTMENTS
                              ------------------              -----------------------------
                                                                                   NET
                                                                               UNREALIZED
                               NUMBER             ADDITIONAL    CUMULATIVE   GAIN (LOSS) ON
                                 OF                 PAID-IN      CURRENCY      MARKETABLE     RETAINED
                               SHARES    AMOUNT     CAPITAL     TRANSLATION    SECURITIES     EARNINGS    TOTAL
                              -------- --------  ------------ -------------  -------------- ----------  ---------
Balance at December 31, 1994.   2,979     $298      $2,223         ($ 325)       ($  580)     $40,550    $42,166
 Net loss for 1995...........                                                                    (448)      (448)
 Cash dividends paid--
  $.10 per share.............                                                                    (298)      (298)
 Equity adjustments:
  Currency translation.......                                        (20)                                    (20)
  Net unrealized gain on
   marketable securities,
   net of income taxes of
   $306......................                                                     1,034                    1,034
                              -------- --------  ------------ -------------  -------------- ----------  ---------
Balance at December 31, 1995.   2,979      298       2,223          (345)           454        39,804     42,434
 Net income for 1996.........                                                                     364        364
 Cash dividends paid--
  $.10 per share.............                                                                    (297)      (297)
 Equity adjustments:
  Currency translation.......                                        497                                     497
  Net unrealized loss on
   marketable securities,
   net of income taxes of
   $111......................                                                      (621)                    (621)
                              -------- --------  ------------ -------------  -------------- ----------  ---------
Balance at December 31, 1996.   2,979      298       2,223           152           (167)       39,871     42,377
 Net loss for 1997...........                                                                  (1,218)    (1,218)
 Cash dividends paid--
  $.10 per share.............                                                                    (298)      (298)
 Equity adjustments:
  Currency translation.......                                       (269)                                   (269)
  Net unrealized gain on
   marketable securities,
   net of income taxes of
   $182......................                                                       274                      274
                              -------- --------  ------------ -------------  -------------- ----------  ---------
Balance at December 31, 1997.   2,979     $298      $2,223         ($ 117)       $  107       $38,355    $40,866
                              ======== ========  ============ =============  ============== ==========  =========

------------
* Excluding common stock held in treasury of 87 shares for all years presented.

See notes to consolidated financial statement

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             1997        1996       1995
                                                          ---------- ----------  ---------
OPERATING ACTIVITIES
 Net (loss) income.......................................  ($ 1,218)   $    364  ($   448)
 Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization..........................     1,267       1,305     1,204
  Deferred income taxes..................................      (431)       (184)      102
  Deferred compensation..................................       (28)         90        50
  Changes in operating assets and liabilities:
   Receivables...........................................     4,489       4,731     2,736
   Costs and estimated earnings in excess of billings on
    uncompleted contracts................................    (1,667)      2,230    (3,288)
   Inventories and prepaid expenses......................    (1,447)       (834)      395
   Income tax receivable.................................       685        (685)       --
   Accounts payable and accrued expenses.................       820        (776)      400
   Income taxes..........................................       193        (131)    1,329
   Billings in excess of costs and estimated earnings on
    uncompleted contracts................................       364         103    (2,105)
   Customer deposits.....................................       346         103      (444)
   Other assets..........................................       345      (2,537)     (121)
                                                          ---------- ----------  ---------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .     3,718       3,779      (190)
                                                          ---------- ----------  ---------
INVESTING ACTIVITIES
 Purchase of property, plant and equipment...............    (1,024)     (1,956)   (3,964)
 Sales of short-term investments and marketable
  securities.............................................     3,564      15,184     3,176
 Purchases of short-term investments and marketable
  securities.............................................    (5,091)    (14,103)   (3,738)
                                                          ---------- ----------  ---------
    NET CASH USED IN INVESTING ACTIVITIES................    (2,551)       (875)   (4,526)
                                                          ---------- ----------  ---------
FINANCING ACTIVITIES
 Loans payable, net......................................     1,018      (2,720)    3,412
 Payments on long-term debt and capital lease
  obligations............................................       (72)        (13)     (194)
 Dividends paid..........................................      (298)       (297)     (298)
                                                          ---------- ----------  ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .       648      (3,030)    2,920
                                                          ---------- ----------  ---------
FOREIGN EXCHANGE
 Effect of exchange rate changes on cash ................       (37)       (126)       29
                                                          ---------- ----------  ---------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....     1,778        (252)   (1,767)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........     1,254       1,506     3,273
                                                          ---------- ----------  ---------

    CASH AND CASH EQUIVALENTS AT END OF YEAR.............   $ 3,032    $  1,254   $ 1,506
                                                          ========== ==========  =========

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

LONG-TERM CONSTRUCTION CONTRACTS:

Estimated earnings on long-term construction type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Periodic reviews of estimated final revenues and costs during the terms of such contracts may result in revisions of contract estimates, the effects of which are recognized in the periods in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Included in receivables are retainages of $1,054 and $844 at December 31, 1997 and 1996, respectively. The Company expects to collect the open retainage in 1998.

Before tax operating results for 1997 and 1996 were decreased by $1,066 and $2,250, net, due to changes in revenues and cost estimates on long-term contracts.

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

RESEARCH AND DEVELOPMENT:

Research and development expenditures, which are expensed as incurred, amounted to $825, $944 and $872 in 1997, 1996 and 1995, respectively.

SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES:

The company primarily invests its available funds into U.S. federal, state and local government and corporate debt securities. The Company considers such investments to be "available-for-sale" as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that the difference between the carrying value and market value, as of the balance sheet date, of available for-sale-investments be recorded as an adjustment to shareholders' equity.

In the event of a decline in market value below carrying value ("Decline"), which is other than temporary and resulting from factors other than changes in interest rate, such Decline would be included in the operating results of the Company in the period in which it occurs. In addition, if a Decline exists for an investment which has been identified to be sold, such Decline would also be included in operating results in the period in which it is identified to be sold. During the year ended December 31, 1997, there were no Declines.

EARNINGS PER COMMON SHARE DATA:

The Company adopted SFAS No. 128, "Earnings per Share," in 1997. As required by the statement, the Company restated all prior-period per share data presented. SFAS No. 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.

As requird by SFAS No. 128, the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the table outlined below. The conversion of diluted shares has no impact on the Company's operating results. Options to purchase 200,000 shares of common stock were also outstanding at December 31, 1997 and 1995 but were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect on the earnings per share.

                                                                    1997    1996     1995
                                                                  ------- -------  -------
Weighted average number of shares-basic.........................  2,979    2,979   2,979
Dilutive effect of shares issuable as of year end under the
 stock option plan...............................................     --       11      --
                                                                  ------- -------  -------
Weighted average number of shares-diluted.......................  2,979    2,990   2,979
                                                                  ======= =======  =======

CONCENTRATION OF CREDIT RISK:

Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents, short-term investments, marketable securities and accounts receivable. The Company holds no collateral for these financial instruments. The Company places its available funds into government and corporate debt securities as well as investments with financial institutions and, by policy,limits the amount of credit exposure to any one issuer. Except for contracts with the United States Government, concentration of credit risk with respect to accounts receivables are limited due to a large diversified customer base which is not concentrated in any

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

           (IN THOUSANDS, EXCEPT PER SHARE DATA)

one geographic area. Some of the Company's contracts with the United States Government have delivery schedules extending for more than one year. Under applicable United States Government procedures, such contracts may be subject to annual funding. Accordingly, there is some risk, even after a United States Government contract has been awarded to the Company, that the necessary funding for purposes of the contract may not be made available, in subsequent years, to the relevant United States Government agency. United States Government contracts may also be subject to cancellation, in which event, the Company would be entitled to recover incurred costs on completed units, work in progress and profits associated with such costs.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130 and SFAS No. 131.

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

Foreign currency transaction gains and losses result from the periodic fluctuation in exchange rates, as measured at the respective balance sheet dates, for transactions denominated in currencies other than the respective functional currencies used by the Company and its subsidiaries. Such gains and losses are included in the Company's operating results in the period in which the exchange rate changes. The net foreign currency transaction (losses) gains included in (loss) income before taxes for 1997, 1996 and 1995 were ($169), $211 and ($52), respectively. These net foreign currency translation (losses) gains include ($149) and $366 in 1997 and 1996, respectively, applicable to a U.S. dollar demand loan payable to the Company by its subsidiary, Industrial Acoustics Company Ltd (IAC Ltd).

RECLASSIFICATION:

Certain items in 1996 and 1995 have been reclassified to conform to the 1997 presentation.

NOTE B -- SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

The Company considers its marketable securities to be "available-for-sale", as defined by SFAS 115, and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of shareholders' equity.

The following table summarizes the aggregate fair value of short-term investments and marketable securities, gross unrealized holding gains and losses, and the amortized cost basis of short term investments and marketable securities at December 31, 1997:


                                                                    UNREALIZED HOLDING
                                          AMORTIZED     MARKET  --------------------------
DESCRIPTION                               COST BASIS     VALUE    GAINS  (LOSSES)   NET
--------------------------------------  ------------- --------- -------- --------- -------
Maturities within one year:
Corporate debt securities.............        $452         $457      $5       $0      $5
                                        ------------- ---------  ------- --------  ------
                                               452          457       5        0       5
                                        ------------- ---------  ------- --------  ------
Maturities between one and five years:
 Corporate debt securities.............      3,616        3,698     116      (34)     82
 U.S. Government securities............        501          518      17        0      17
 State and Local Government
  securities...........................        186          191       5        0       5
                                        ------------- ---------  ------- --------  ------
                                             4,303        4,407     138      (34)    104
                                        ------------- ---------  ------- --------  ------
Maturities between five and ten years:
 Corporate debt securities.............      7,393        7,393     103     (103)     (0)
 U.S. Government securities............        254          251       0       (3)     (3)
 State and local government
  securities...........................        120          122       3       (1)      2
                                        ------------- ---------  ------- --------  ------
                                             7,767        7,766     106     (107)     (1)
                                        ------------- ---------  ------- --------  ------
Maturities after ten years:
 Corporate debt securities.............      9,495        9,572     165      (88)     77
 State and local government
  securities...........................        590          583       9      (16)     (7)
                                        ------------- ---------  ------- --------  ------
                                            10,085       10,155     174     (104)     70
                                        ------------- ---------  ------- --------  ------
                                           $22,607      $22,785    $423    ($ 245)  $178
                                        ============= =========  ======= ========  ======


              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

The aggregate net unrealized gain of $178, less applicable taxes of $71, has been included as a $107 addition to shareholders' equity at December 31, 1997. At December 31, 1996, the aggregate net unrealized loss of $278, less applicable taxes of $111, was included as a $167 reduction in shareholders' equity.

Realized gains and losses are included as a component of other income. For the year ended December 31, 1997, gross realized gains were $89 and gross realized losses were $38 for a total net realized gain of $51. For the years ended December 31, 1996 and 1995, net realized gains (losses) were $249 and ($120), respectively. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of investments has been estimated based on quoted market prices.

NOTE C -- SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                       DECEMBER 31
                                                                  ----------------------
                                                                     1997        1996
                                                                  ---------- ----------
RECEIVABLES:
 Completed orders, less allowances for doubtful accounts (1997
  --$534 1996--$913).............................................  $ 15,266    $ 18,082
 Billings on uncompleted contracts...............................     1,560       3,648
 Other...........................................................     1,017         983
                                                                  ---------- ----------
                                                                   $ 17,843    $ 22,713
                                                                  ========== ==========
COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:
 Direct costs incurred on uncompleted contracts..................  $ 32,983    $ 45,776
 Estimated earnings..............................................    15,376      21,049
                                                                  ---------- ----------
                                                                     48,359      66,825
 Less billings to date...........................................   (43,076)    (62,845)
                                                                  ---------- ----------
                                                                   $  5,283    $  3,980
                                                                  ========== ==========
The above balance is included in the accompanying balance sheets under the following captions:
 Costs and estimated earnings in excess of billings on
  uncompleted contracts..........................................  $  6,774    $  5,108
 Billings in excess of costs and estimated earnings on
  uncompleted contracts..........................................    (1,491)     (1,128)
                                                                  ---------- ----------
                                                                   $  5,283    $  3,980
                                                                  ========== ==========
INVENTORIES:
 Materials and supplies..........................................  $  2,246    $  1,492
 Work in process.................................................     3,610       3,113
                                                                  ---------- ----------
                                                                   $  5,856    $  4,605
                                                                  ========== ==========
PROPERTY, PLANT AND EQUIPMENT:
 Land............................................................  $    203    $    203
 Buildings ......................................................    12,252      12,537
 Machinery, fixtures and equipment...............................    10,796       9,931
 Leasehold improvements..........................................       565         539
 Lab and wind tunnel.............................................       245         245
                                                                  ---------- ----------
                                                                     24,061      23,455
 Less allowances for depreciation and amortization...............   (11,521)    (10,427)
                                                                  ---------- ----------
                                                                   $ 12,540    $ 13,028
                                                                  ========== ==========

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

In 1995, IAC Ltd. completed the acquisition of a 90,000 square foot factory in Winchester, England for $3,146. This purchase price and costs related to factory renovations were substantially financed with the proceeds of a short-term loan from Midland Bank. IAC Ltd. moved to the Winchester facilities during the second quarter of 1996. For 1996, selling, administrative and general expenses include $683 attributable to the relocation.

Fully depreciated assets were $4,181 and $3,317 in 1997 and 1996, respectively.

OTHER ASSETS:

In 1992, the Company entered into a Split-Dollar Life Insurance Agreement with Michael Hirschorn, a director of the Company, wherein the Company agreed to advance up to one-half of the amount of premiums on an insurance policy owned by Michael Hirschorn on the life of Martin Hirschorn, his father and President of the Company. The Company shall be reimbursed for such advances, which are non-interest bearing, by Michael Hirschorn upon the earlier to occur of the surrender of such policy or the payment of proceeds upon the death of Martin Hirschorn. As of December 31, 1997 and 1996, advances totaling approximately $391 and $344, respectively, are included in other assets.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                      1997      1996
                                      ----      ----
 Accounts payable.................  $ 9,374    $ 9,764
 Accrued commissions..............    1,726      1,844
 Salaries, wages and related
  items...........................    2,267      1,752
 Accrued expenses.................    2,800      2,246
                                   --------- ---------
                                    $16,167    $15,606
                                   ========= =========


NOTE D -- BORROWINGS

Loans Payable--The Company, as of December 31, 1997 and 1996, had outstanding $9,656 and $8,775 of short-term borrowings. At December 31, 1997, the Company borrowed $6,250 ($5,150 at December 31, 1996) under a $10,000 line of credit from a commercial bank. Such amount accrues interest, payable monthly, at a variable rate of 7.31% (7.1% at December 31, 1996) and is collateralized by marketable securities with a market value of $11,850. In addition, the Company owes $3,406 in the United Kingdom ($3,625 at December, 31, 1996) in connection with the purchase of property. The loan is payable on demand, is collateralized by the purchased property, and accrues interest, payable monthly, at 8.75% per annum at December 31, 1997 (8% at December 31, 1996). For the years ended December 31, 1997 and 1996, the weighted average interest rate on all short-term loans payable was 7.52% and 7.35% respectively. Interest paid amounted to $940, $1,100 and $563 in 1997, 1996 and 1995, respectively.

The carrying amount for the bank borrowings approximates fair value because the loans are short term.

NOTE E -- INCOME TAXES

The components of (loss) income before income taxes are as follows:

               1997     1996      1995
            --------- -------  ---------
Domestic ..  $   703   ($ 28)   $   985
Foreign....   (1,786)    315     (1,536)
            --------- -------  ---------
             $(1,083)   $287    $(  551)
            ========= =======  =========


Provision (benefit) for federal, foreign, state and local income taxes consist of the following:

                   1997    1996     1995
                 ------- -------  -------
Current:
 Federal........  $ 352   ($  72)  $ 304
 Foreign........    (21)      32    (471)
 State and
  local.........    235       95      60
                 ------- -------  -------
                    556       55    (107)
                 ------- -------  -------
Deferred:
 Federal........   (231)    (212)   (102)
 Foreign........   (259)      86     (22)
 State and
  local.........     59       (6)    128
                 ------- -------  -------
                   (431)    (132)      4
                 ------- -------  -------
                  $ 135   ($  77) ($ 103)
                 ======= =======  =======

                              continued

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

Deferred taxes at December 31, 1997 and 1996 consist of the following:

                                                                      1997    1996
                                                                    ------- -------
Deferred tax assets:
 Inventory and accounts receivable reserves........................  $  135  $  106
 Accrued expenses..................................................      80     115
 Deferred compensation.............................................     701     618
 Marketable securities.............................................      --     111
 Deferred gain in United Kingdom from intercompany sale of
  building ........................................................     309      --
 State and local net operating loss carry forwards.................     274     120
                                                                    ------- -------
Total deferred tax assets..........................................   1,499   1,070
                                                                    ------- -------
Deferred tax liabilities:
 Property, plant and equipment ....................................     297     534
 Marketable securities.............................................      71      --
 Pension liability.................................................     319     282
                                                                    ------- -------
Total deferred tax liabilities ....................................     687     816
                                                                    ------- -------

 Net deferred tax asset............................................  $  812  $  254
 Less: valuation allowance.........................................    (309)     --
                                                                    ------- -------
                                                                     $  503  $  254
                                                                    ======= =======

The valuation allowance was established for the amount by which deferred tax assets exceed deferred tax liabilities in the United Kingdom as a result of the recent losses at IAC Ltd.

The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before income taxes:

                                                        1997    1996     1995
                                                      ------- -------  -------
Federal statutory tax rates..........................   (34)%     34%    (34)%
State and local income taxes, net of federal
 benefit.............................................    18       (1)     29
Nontaxable interest..................................    --      (69)    (19)
Different effective tax rate in the United Kingdom ..    30        4       6
Other................................................    (2)       5      (1)
                                                      ------- -------  -------
                                                         12%     (27)%   (19)%
                                                      ======= =======  =======

Accumulated undistributed earnings of foreign subsidiaries at December 31, 1997 aggregated $2,229. No federal income taxes have been provided, since the Company plans to reinvest undistributed earnings of the subsidiaries to finance expansion and meet operating requirements. If such earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability.

Federal, foreign, state and local income taxes paid amounted to approximately $118, $488 and $70 in 1997, 1996 and 1995, respectively.

NOTE F -- EMPLOYEE BENEFIT PLANS

The Company has a Defined Contribution Tax Deferred Savings Plan covering all U.S. employees not covered by collective bargaining agreements. The Company's elective contribution is allocated to employees based on a five year average salary basis and is integrated with Social Security. In 1997, the Company expensed $300 in connection with this Plan.

The Company has a defined benefit pension plan in the United Kingdom covering certain eligible employees. The Plan provides benefits based on years of service and an employee's average compensation for the last three years of employment before retirement. The

                           continued

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

Company's funding policy is to contribute amounts sufficient to meet the minimum funding requirements. Assets of the plan are comprised of a "with profits group" bond effected with an United Kingdom assurance company.

   Pension costs include the following components:

                                                    1997    1996      1995
                                                  ------- -------  ---------
Service cost--benefits earned during the period .  $ 312    $ 309   $   450
Interest cost on projected benefit obligation ...    465      389     1,137
Actual return on plan assets.....................   (373)    (891)   (2,125)
Net amortization and deferral....................   (378)     275     1,026
                                                  ------- -------  ---------
Pension cost of the defined benefit plans .......  $  26    $  82   $   488
                                                  ======= =======  =========

The funded status of the defined benefit plan and amounts recognized in the consolidated balance sheets at December 31, 1997 and 1996 are as follows:

                                                         1997      1996
                                                      --------- ---------
Accumulated benefit obligation.......................  $ 5,535    $ 5,233
                                                      ========= =========
 Projected benefit obligation........................  $ 5,989    $ 5,696
 Plan assets at fair value...........................    8,043      7,890
                                                      --------- ---------
 Plan assets in excess of projected benefit
  obligation.........................................    2,054      2,194
 Unrecognized net gain...............................   (1,924)    (2,332)
 Unrecognized prior service cost.....................    1,053      1,195
 Unrecognized net transition asset...................     (155)      (202)
                                                      --------- ---------
 Prepaid pension costs recognized in the balance
  sheet..............................................  $ 1,028    $   855
                                                      ========= =========

Assumptions used to calculate the actuarial present value of the projected benefit obligation and the expected long-term return on assets for the defined benefit plan are as follows:

                                                        1997      1996
                                                      -------- --------
 Discount rate.......................................    8.5%     8.5%
 Rate of increase in future compensation levels .....    6.5%     6.5%
 Expected long term rate of return on plan assets ...    8.5%     8.5%

The Company contributes to multi-employer pension plans on behalf of employees who are members of collective bargaining units. Benefit and asset information comparable to that shown above for the Company's plans are not determinable. Under the Employee Retirement Income Security Act of 1974, as amended, an employer upon withdrawal from a multi-employer plan is required to continue funding its proportionate share of the plan's unfunded vested benefits. The plan administrator has not provided the Company with information regarding its proportionate share of the plan's unfunded vested benefits (for withdrawal liability purposes); however, the Company has no immediate intention of withdrawing from the plan. Expenditures incurred amounted to $122, $145 and $119 in 1997, 1996 and 1995 respectively.

The Company has deferred compensation agreements with certain present and past key officers, directors and employees ("participants"). The agreements provide for the participants to receive defined amounts after reaching age
65. The Company provides for the cost of the benefits payable under the agreements over the participants' active employment. During the years ended December 31, 1997, 1996 and 1995, the Company incurred expenses related to these agreements of $178, $202 and $164, respectively. As of December 31, 1997 and 1996, the accured liability totaled $1,339 and $1,367, respectively. The Company has insured the lives of the participants to assist in the funding of this liability.

                            continued

             INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE G -- LEASES

The Company conducts a large part of its operations from leased facilities which include manufacturing and office facilities. Certain leases include options to renew for periods ranging from 5 to 67 years. Certain Company leases also require it to pay all real estate taxes and operating costs and one lease is subject to periodic rental escalations.

The following represents the amounts of assets under capital leases included in property, plant and equipment:

                                     DECEMBER 31
                                    1997      1996
                                  -------- --------
Buildings and computer
 equipment.......................  $3,295    $3,295
Less accumulated amortization ...    (693)     (554)
                                  -------- --------
                                   $2,602    $2,741
                                  ======== ========

The building lease pertains to the New York manufacturing facility which expires in 2019. However, the Company has entered into an agreement with the landlord to purchase for $4,000 the approximately 72,500 square feet of manufacturing space it now leases from the landlord.

Future minimum payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1997 (net of annual sub-lease income of $98 through 2002):

                                          CAPITAL    OPERATING
                                           LEASES     LEASES
                                         --------- -----------
Year ending December 31:
 1998...................................  $   304     $  409
 1999...................................      304        383
 2000...................................      304        110
 2001...................................      304         59
 2002...................................      291         19
 Later years............................    4,645        851
                                         --------- -----------
Total minimum lease payments              $ 6,152     $1,831
                                                   ===========
Less amounts representing interest .....   (3,019)
                                         ---------
Present value of minimum lease
 payments...............................   (3,133)
Less current portion....................      (78)
                                         ---------
                                          $ 3,055
                                         =========

    The composition of rental expense is as follows:

                          YEAR ENDED DECEMBER 31
                          1997     1996    1995
                        -------- ------  --------
Minimum rentals........  $1,030    $908   $1,275
Sublease rental
 income................    (145)     --      (33)
                        -------- ------  --------
                         $  885    $908   $1,275
                        ======== ======  ========

                          continued

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE H -- STOCK OPTION PLAN

On September 20, 1995, the Company adopted a stock option plan and granted options to key employees to purchase 200,000 shares of common stock, the maximum amount permitted under the plan, at $9.75 per share, the market value on the date of grant. Options became exercisable after one year at the rate of 25% per year for four consecutive years.

In January 1997, the options granted in 1995 were rescinded and new options to purchase another 200,000 shares of common stock were granted at $8.00 per share, the market value on the date of grant. The options will become exercisable after one year at the rate of 25% per year for four consecutive years.

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method. The Company will continue to use the intrinsic value based method which generally does not result in compensation cost. Had compensation cost been determined under the fair value based method for the stock options granted in 1995, the Company's 1997 and 1996 net (loss) income per common share would have been changed to the pro forma amounts indicated below:

                                     AS REPORTED    PRO FORMA
                                    ------------- -----------
Net (loss) income
 1997..............................   ($1,218)     ($1,366)
 1996..............................    $  364      $   275
Net (loss) income per common share
 1997
  Basic and diluted................   ($ 0.41)    ($  0.46)
 1996
  Basic and diluted................    $ 0.12       $ 0.09

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the options granted in 1995: -dividend yield 1.17%; expected volatility 40%; risk free interest rate of 6.33%; and expected lives of 6 years.

                           continued

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE I -- GEOGRAPHIC INFORMATION

The Company and its subsidiaries operate within a single industry segment which is the development, manufacturing, fabrication, and sale of products designed for noise control and acoustically conditioned environments. The Company's customers include governmental entities and companies in diversified industries.

The Company primarily operates in two geographic areas: North America and Europe. North America includes the United States and Canada. Europe includes the United Kingdom and Germany. The following information sets forth the data by geographic area.

During 1997, 1996 and 1995, revenues from the United States Government amounted to approximately $12,282, $15,510 and $13,169, respectively.

                                        NORTH
                                     AMERICAN(1)  EUROPEAN(2)  ELIMINATION    CONSOLIDATED
                                     ----------- -----------  ------------- --------------
YEAR ENDED DECEMBER 31,1 997:
 Net sales to unaffiliated
  customers.........................   $53,645      $19,266                     $72,911
 Inter-area net sales...............       139                    ($  139)
                                     ----------- -----------  ------------- --------------
                                       $53,784      $19,266       ($  139)      $72,911
                                     =========== ===========  ============= ==============
 Operating profit (loss)(3)  .......     1,322       (1,107)        (359)          (144)(4)
 Identifiable assets(5).............    57,158       17,104                      74,262
YEAR ENDED DECEMBER 31, 1996:
 Net sales to unaffiliated
  customers.........................   $51,521      $22,102                     $73,623
 Inter-area net sales...............       226        1,864       ($2,090)           --
                                     ----------- -----------  ------------- --------------
                                       $51,747      $23,966       ($2,090)      $73,623
                                     =========== ===========  ============= ==============
 Operating profit(3)................       832          791         (258)         1,365 (4)
 Identifiable assets(5).............    54,155       18,690                      72,845
YEAR ENDED DECEMBER 31, 1995:
 Net sales to unaffiliated
  customers.........................   $46,974      $23,659                     $70,633
 Inter-area net sales(3)............       336        1,368       ($1,704)
                                     ----------- -----------  ------------- --------------
                                       $47,310      $25,027       ($1,704)      $70,633
                                     =========== ===========  ============= ==============
 Operating profit (loss)(3).........     1,572       (1,537)                         35 (4)
 Identifiable assets(5).............    58,850       16,866                      75,716

------------
(1)--Includes Canadian sales of $25, $114 and $448 in 1997, 1996 and 1995, respectively.
(2)--Includes German sales of $4,000, $3,891 and $4,691 in 1997, 1996 and
     1995, respectively.
(3)--North American operating profit includes royalty income of $101 (1997), $74 (1996) and $419 (1995) charged against European operating profit and Canadian operating profit of $1 (1997), $1 (1996), and $1 (1995). European operating (loss) profit includes German operating profit (loss) of $61 (1997), ($152) (1996) and $124 (1995).
(4)--Excludes interest expense of $940, $1,078 and $586 in 1997, 1996 and 1995, respectively. The 1997 and 1996 elimination of $359 and $258, respectively, relates to interest on an intercompany loan.
(5)--North American includes Canadian assets of $202 (1997), $253 (1996) and $244 (1995). European includes German assets of $1,722 (1997), $2,041
     (1996) and $1,862 (1995).

NOTE J -- SUBSEQUENT EVENT

The principal stockholder of the Company entered into a stock-purchase agreement, in January 1998, to sell his shareholdings, representing approximately 64% of the outstanding common stock of the Company, to IAC Holding Corp. whose principal investor is a European investment company.

                            continued

              INDUSTRIAL ACOUSTICS COMPANY, INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

             COLUMN A               COLUMN B            COLUMN C            COLUMN D      COLUMN E
                                                 ADDITIONS (DEDUCTIONS)
                                               -------------------------
                                   BALANCE AT    CHARGED TO     OTHER                    BALANCE AT
                                    BEGINNING    COSTS AND    ACCOUNTS-    DEDUCTIONS-       END
DESCRIPTION                         OF PERIOD     EXPENSES   DESCRIBE(1)   DESCRIBE(2)    OF PERIOD
                                  ------------ ------------  ----------- -------------  ------------
Year ended December 31, 1997
 Allowances for doubtful
  accounts.......................    $  913        ($ 391)       ($ 8)        $  20         $534
Year ended December 31, 1996:
 Allowances for doubtful
  accounts.......................    $  613          302          20            (22)        $913
Year ended December 31, 1995:
 Allowances for doubtful
  accounts.......................    $1,090         (362)          1           (116)        $613

------------
(1) Represents the effect of exchange rate changes on translation of foreign currencies into U.S. dollars.
(2) Represents write-offs (recoveries)