Form 10-K/A
period 1997-12-31
INDUSTRIAL ACOUSTICS CO INC
filed 1998-05-04
CIK 50253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year ended December 31, 1997

                         Commission file number 0-3680

                       INDUSTRIAL ACOUSTICS COMPANY, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                            13-1713318
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 1160 Commerce Avenue, Bronx, New York                            10462
---------------------------------------                         ----------
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

                      Documents Incorporated by Reference.

         A portion of the Form 8-K filed on April 1, 1998 is incorporated by reference in Item 13, Part III hereof.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

                          Identification of Directors
                          ---------------------------
                                                              Director
    Name                 Age     Position with Company        Since
    ----                 ---     ---------------------        -----

Martin Hirschorn         77      Chairman, Director           1957

Frederic M. Oran         65      President, Director          1973

James A. Read            48      Director                     1998

Robert M. Davies         47      Director                     1998

Maarten D. Hemsley       48      Director                     1998

Martin P. Dineen         32      Director                     1998

Robert N. Haidinger      64      Director                     1998

         The directors shall serve until the 1998 Annual Meeting of Shareholders or until their successors are elected and qualified.

                      Executive Officers of the Registrant
                      ------------------------------------

Name                     Age     Position                Officer Since
----                     ---     --------                -------------
Martin Hirschorn         77      Chairman                July 27, 1951

Frederic M. Oran         65      President               June 12, 1962

Robert N. Bertrand       43      Senior Vice             April 9, 1990
                                 President-Finance
                                 and Administration,
                                 Secretary

Robert E. Schmitt        49      Senior Vice             April 14, 1978
                                 President, General
                                 Manager, IAC, SC

Robert A. Schmidt        45      Senior Vice             April 1, 1987
                                 President --
                                 Marketing and Sales

T. Joseph Looney         40      Vice President,         June 14, 1993
                                 Finance; Treasurer

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

         Family Relationships. None.

         Business Experience. All of the executives and directors of the Company have held their positions or other positions with the Company for at least the past five years, except for James A. Read, Robert M. Davies, Martin
P. Dineen, Maarten D. Hemsley and Robert N. Haidinger. Since 1989, Mr. Read has been the Managing Director of Mezzanine Management Limited, an investment advisory business with principal offices in London, England. Mr. Davies is a merchant banker, and is the Managing Director of The Renai Group LLC. Prior to that time, Mr. Davies had served as a director of Wexford Capital Corp. and Executive Vice President of Wexford Management LLC, an investment management company, as Managing Director of Steinhardt Enterprises, Inc., an investment management company and as director and Executive Vice president of The Hallwood Group Incorporated, a merchant banking company. Mr. Hemsley is President of Bryanston Management Ltd., which he established in 1993 to provide specialized services to distressed companies and to investors in such opportunities, both in the United State and Europe. Prior to that, he was the President of Integra
- A Hotel and Restaurant Company, a publicly-held company with more than thirty hotels in the United States. Mr. Dineen is a Vice President of Mezzanine Management LLC. Prior to 1997, he was employed as a corporate banker at BankBoston and Chase Manhattan Bank. Since 1990, Mr. Haidinger has been the President of JJI Lighting Group, a commercial-institutional lighting fixture manufacturer and marketer.

Item 11. Executive Compensation

COMPENSATION COMMITTEE REPORT

         During 1997, the Compensation Committee consisted of Martin Hirschorn, the President of the Company, Frederic M. Oran, the Executive Vice President and Arnold W. Kanarek, the Senior Vice President-Secretary. This Committee reviewed and determined the Corporation's policies on compensation of salaried and hourly employees not covered by union contracts. The Company has maintained policies to provide senior managers, including executive officers, with strong motivation to produce and maintain a high level of profitability.

         The principal element of the policies is to maximize the total compensation packages based on profitability. Base salaries are therefore increased only as the result of promotions or to establish parity among senior managers. The intent is to provide senior managers with base salaries more or less equal to their peers at similar companies; however, total compensation packages after inclusion of cash bonuses based on pre-established performance targets, have generally been, the Committee believes, to be above the industry average.

         At the beginning of every year, the Committee establishes sales and profit targets in its annual budgets. The budgets are revised periodically to reflect actual business conditions, which, along with departmental performance, overseas assignments and consolidated profitability, determine the cash bonuses for senior managers.

         The Committee believes its long-standing incentive programs have contributed to the Company's financial performance. The Committee reviews the compensation of the Company's executive officers annually and believes such compensation has been in the best interests of both the executives and the Company's shareholders.

1997 RESULTS

         Fiscal 1997 was a disappointing year for the Company. The Compensation Committee, in reviewing the total compensation packages for senior managers, determined that only a few performance bonuses were to be paid based upon current year results. Year end adjustments were made only to bring compensation to a level which approximated the average for similar positions in the industry. The Committee's determination was consistent with that made in both 1995 and 1996, which had marked a departure from prior years, when a substantial portion of the compensation packages for senior managers consisted of performance bonuses. The Committee believes that its determination was consistent with long-established policy that such individuals have an inducement for the Corporation to be financially successful. In a year where the Company reported a loss, most senior managers were affected adversely in comparison to years prior to 1995 in their total compensation packages as performance objectives were not attained.

CHIEF EXECUTIVE OFFICER COMPENSATION

         The Committee, after reviewing the Company's financial results for 1997, determined that Mr. Hirschorn's base salary of $110,000, as well as his performance-based bonus, would not be increased. His total compensation package remains at a level substantially reduced from years prior to 1994, and was determined to be below the average for a similar position within the industry. The additional benefits paid or payable to Mr. Hirschorn are established pursuant to the terms of compensation plans which have been in existence for periods in excess of 15 years.

         Mr. Oran's compensation is the same as in 1996, however his total compensation package also remains at a level substantially reduced from years prior to 1994.

                                                     Martin Hirschorn, Chairman
                                                               Frederic M. Oran
                                                              Arnold W. Kanarek

         The following table summarizes, for the years indicated, the compensation paid or accrued by the Corporation and its subsidiaries to the highest paid executive officers of the Corporation whose remuneration exceeds $100,000.

         No executive officer of the Corporation was compensated for services performed as a director of the Corporation. Each director of the Corporation who is not an officer or employee receives an annual fee of $5,000.

                           SUMMARY COMPENSATION TABLE(1)

Name and
Principal Position     Year     Salary       Bonus(2)(3)     Other(4)
------------------     ----     ------       -----------     --------
Martin Hirschorn,      1997     $110,000       $69,782        $16,785
President and Chief    1996     $110,000       $69,782        $16,785
Executive Officer;     1995     $110,000       $39,325        $16,785
Director

Frederic M. Oran,      1997     $107,000       $48,420        $ 5,922
Executive Vice         1996     $107,000       $48,420        $ 5,922
President; Director    1995     $107,000       $48,420        $ 5,922


(1) The Corporation has no long-term compensation awards and payouts, and such categories are omitted from this table.

(2) Includes cash bonus as incentive compensation pursuant to individual agreements with the named executives. Such additional compensation is based upon increases in the Corporation's annual pre-tax profits. A description of the Corporation's bonus plan is set forth below under "Cash Bonuses".

(3) Includes amount deferred under the Corporation's Savings Plan (see "Savings Plan" below).

(4) Includes contributions by the Corporation under deferred compensation plans for the benefit of Mr. Hirschorn and Mr. Oran adopted in 1968 and 1978, respectively. A description of such deferred compensation plans is set forth below in paragraph (a) under "Deferred Compensation Agreements".

               REMUNERATION UNDER EXISTING PLANS AND ARRANGEMENTS

CASH BONUSES

         As incentive compensation, Management selects employees on a discretionary basis to receive annual cash bonuses based upon the Corporation's annual pre-tax profits. Payments to the participants have ranged from 0% to 245% of their base annual salary. Amounts distributed to executive officers in 1996 are included in the Summary Compensation Table set forth above.

DEFERRED COMPENSATION AGREEMENTS

         (a) The Corporation adopted deferred compensation plans for the benefit of Mr. Hirschorn and Mr. Oran in 1968 and 1978, respectively. These plans provide in substance that if Mr. Hirschorn and Mr. Oran continue in the employ of the Corporation until the age 65 or later, they will receive 120 monthly payments of not less than $1,220.02 and $874.12, respectively, upon their retirement. If they die while employed by the Corporation prior to attaining the age of 65, their widows, children or estate will receive 120 monthly payments of not less than $3,096.45 and $2,189.13, respectively. If they become permanently disabled as determined pursuant to the plans, while employed by the Corporation prior to attaining the age of 65, they or their lawful representatives will receive 120 monthly payments of an amount, depending on the year of disability (the earlier the disability the smaller the payment), of not less than $1,220.02 and $874.12, respectively, if such disability occurs prior to retirement. Unless otherwise granted by the Board of Directors, no payments will be made other than upon terminations of employment as listed above. In January 1992, the Board of Directors approved payments to Mr. Martin Hirschorn, the cost of which is included in the Summary Compensation Table above.

         (b) The deferred cash bonus plan adopted in 1979 and amended on July 16, 1980 is administered by the Deferred Compensation Committee appointed by the Board of Directors. Eligible participants have been previously selected by such Committee. Under the plan, a portion specified by the individual participant of such participant's annual bonus was deferred, and interest on any or all such amounts accrued at the rate set forth in each participation contract, to be compounded annually. Deferred funds are earmarked and may be kept in cash or invested, at the discretion of the Committee, provided that no funds are to be invested in stock or bonds of the Corporation.

         Payments are to be made upon the death, retirement, or age 65 whichever comes first, or disability of the participant in 180 monthly installments as set forth in the plan, beginning on the first day of the month following such death, such retirement or determination by the Committee of such disability. Participants whose termination of employment is other than a result of death, disability or retirement are to be paid in monthly installments, the number of which is the product of the numbers of years of participation in the plan multiplied by 12, to commence on the first day of the month following the third anniversary of said termination. If a participant withdraws from the plan, payments are to be made in 36 monthly installments, to commence on the first day of the month following the fifth anniversary of such withdrawal.

SAVINGS PLAN

         The Corporation adopted a defined contribution plan, the Industrial Acoustics Company, Inc. Employees Tax Deferred Savings Plan (the "Savings Plan"), effective January 1, 1987, which includes a cash or deferred arrangement (commonly known as a " 401(k) plan" ). The Savings Plan is maintained for non-union employees who have completed six months of service with the Corporation. A participant may elect to defer up to the lesser of 15% of compensation or $9,500 per year, adjusted for cost of living increases in accordance with the Internal Revenue Code of 1986 (the " Code" ), subject to other Code limitations. Each participant is fully vested in deferral contributions allocated to such participant's account. The Savings Plan also allows the Corporation to make discretionary contributions, which vest over a period of seven years or upon the participant's retirement, disability or death. The Corporation's discretionary contribution is based on corporate profitability and is allocated to employees based on a five year average salary basis and is integrated with Social Security. Benefits are payable following termination of employment with the Corporation, or at age 65 if the participant elects to defer payment, in an annuity, installment payments or a lump sum. Under the Savings Plan, during the fiscal year ended December 31, 1997, Messrs. Hirschorn and Oran deferred $0 and $9,500 respectively (which amounts are included in the Summary Compensation Table). The contributions for Mr. Hirschorn and Mr. Oran for 1996 were $0 and $9,500, respectively.

SPLIT-DOLLAR LIFE INSURANCE AGREEMENT

         On March 19, 1992, the Corporation entered into a Split-Dollar Life Insurance Agreement with Michael Hirschorn, a director of the Corporation, wherein the Corporation agreed to advance up to one-half of the amount of premiums on an insurance policy owned by Michael Hirschorn on the life of Martin Hirschorn, his father and President of the Corporation. The Corporation shall be reimbursed for such advances by Michael Hirschorn upon the earlier to occur of the surrender of such policy or the payment of proceeds upon the death of Martin Hirschorn.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The Company has one class of stock, consisting of Common Stock, with $0.10 par value per share. The following data is supplied with respect to the Company's Common Stock, as of March 20, 1998:

                Security Ownership of Certain Beneficial Owners
                -----------------------------------------------

Name & Address                    Amount & Nature of         Percent
of Beneficial Owner              Beneficial Ownership       of Class
-------------------              --------------------       --------
IAC Holdings Corp.
100 First Stamford Place
Suite 600
Stamford, CT 06902                     2,353,904              79.0%

David L. Babson & Co., Inc.
One Memorial Drive
Cambridge, MA 02142-1300                 279,100               9.4%

         Except as shown above, no other person or group is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company.

Item 13. Certain Relationships and Related Transactions

         The information required to be furnished under this Item is incorporated by reference from the Company's Form 8-K filed on April 1, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INDUSTRIAL ACOUSTICS COMPANY, INC.


April 30, 1998                              By: /s/ Frederic M. Oran
                                               -------------------------------
                                               Frederic M. Oran,
                                               President



April 30, 1998                              By: /s/ Robert N. Bertrand
                                               -------------------------------
                                               Robert N. Bertrand,
                                               Senior Vice President