Form 10-Q
period 1998-03-31
INDUSTRIAL ACOUSTICS CO INC
filed 1998-05-20
CIK 50253

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

   Quarterly Report under Section 13 or 15 (d) of the Securities Act of 1934

For Quarter Ended March 31, 1998                     Commission File No. 0-3680
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

                                                      2,978,961

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                      Unaudited

                                                              March 31
                                                         1998        1997
                                                         ----        ----
                                                (In thousands, except per share data)
REVENUES
  Net Sales                                            $ 15,373    $ 15,361
  Interest Income                                           427         386
  Other (Net)                                                46         126
                                                       --------    --------
                                                         15,846      15,873
                                                       --------    --------
COST AND EXPENSES
  Cost of Products Sold                                  14,908      14,130
  Selling General and
     Administrative Expenses                              3,279       3,055
 Interest                                                   216         217
                                                       --------    --------
                                                         18,403      17,402
                                                       --------    --------

                  (Loss) before income taxes             (2,557)     (1,529)

Benefit from income taxes                                   823         117
                                                       --------    --------
                  Net Loss                             ($ 1,734)   ($ 1,412)
                                                       ========    ========

Basic and Diluted Net Loss per Common Share            ($  0.58)   ($  0.47)
                                                       ========    ========
Dividends per Common Share                                         $   0.10

Weighted Average Number of Common Shares Outstanding
                  Basic                                   2,979       2,979
                  Diluted                                 2,979       2,979

See notes to the condensed consolidated financial statements

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    Unaudited

                                                  March 31, 1998   December 31, 1997
                                                  --------------   -----------------
                                                (in thousands, except per share data)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                           $ 1,755          $ 3,032
  Short-term Investments, available for sale              647              457
  Receivables                                          16,393           17,843
  Costs and Estimated Earnings in Excess
    Of Billings on Uncompleted Contracts                7,194            6,774
  Inventories                                           5,697            5,856
  Deferred Income Taxes                                   220              215
  Prepaid Expenses                                      1,550            1,609
                                                      -------          -------


                   TOTAL CURRENT ASSETS                33,456           35,786

MARKETABLE SECURITIES, available for sale              19,753           22,328

PROPERTY, PLANT AND EQUIPMENT - Net                    13,793           12,540

DEFERRED INCOME TAXES                                   1,710              975

OTHER ASSETS                                            2,646            2,633
                                                      -------          -------


                   TOTAL ASSETS                       $71,358          $74,262
                                                      =======          =======

See notes to the condensed consolidated financial statements

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 1998   December 31, 1997
                                                                              --------------   -----------------
                                                                             (in thousands, except per share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Loans Payable                                                                  $ 10,234         $  9,656
   Accounts Payable and Accrued Expenses                                            13,627           16,167
   Income Taxes                                                                                         193
   Customer Deposits                                                                   574              730
   Current Portion of Long-term Debt
       and Capital Lease Obligations                                                   280               78
   Billings in Excess of Costs
       on Uncompleted Contracts                                                      1,611            1,491
                                                                                  --------         --------
              TOTAL CURRENT LIABILITIES                                           $ 26,326         $ 28,315

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         3,795            3,055

DEFERRED INCOME TAXES                                                                  685              687

DEFERRED COMPENSATION                                                                1,331            1,339
                                                                                  --------         --------

              TOTAL LIABILITIES                                                   $ 32,137         $ 33,396
                                                                                  ========         ========
COMMITMENTS

SHAREHOLDERS' EQUITY
     Common Stock, par value $0.10 a share; authorized 5,000 shares; issued and outstanding 2,979 in 1998 and 1997 excluding 87 shares in
      treasury at par value                                                            298              298
     Additional Paid-in Capital                                                      2,223            2,223
     Accumulated other comprehensive income(loss):
          Cumulative Currency Translation Adjustments                                  (25)            (117)
          Net unrealized gain on marketable securities                                 104              107
     Retained Earnings                                                              36,621           38,355
                                                                                  --------         --------
              TOTAL SHAREHOLDERS' EQUITY                                          $ 39,221         $ 40,866
                                                                                  --------         --------
              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                          $ 71,358         $ 74,262
                                                                                  ========         ========

See notes to the condensed consolidated financial statements

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1998 and 1997

                                                                                  Unaudited

                                                                       March 31, 1998    March 31, 1997
                                                                       --------------    --------------

Net cash used in operating activities                                      $(3,708)         $(1,479)

Investing Activities
     Purchase of property, plant and equipment, net                           (491)            (425)
     Sale of investments and marketable securities                           3,053              393
     Purchase of investments and marketable securities                        (674)            (819)
                                                                           -------          -------

                  Net cash provided by (used in) investing activities        1,888             (851)
                                                                           -------          -------
Financing Activities
    Dividends paid                                                               0             (298)
    Short-term Loans payable, net                                              500            2,000
    Payments on long term debt and capital less obligations                      0              (19)
                                                                           -------          -------

                  Net cash provided by financing activities                    500            1,683
                                                                           -------          -------

Effect of exchange rate on changes on cash                                      43              (33)
                                                                           -------          -------

                  Decrease in Cash and Cash Equivalents                     (1,277)            (680)

Cash and cash equivalents at beginning of period                             3,032            1,254
                                                                           -------          -------

                  Cash and cash equivalents at end of period               $ 1,755          $   574
                                                                           =======          =======

Supplemental disclosure of cash flow information: Non cash investing and financing activities:
    Assets acquired by incurring long term debt                              4,028                0
    Capitalized lease obligations terminated                                (3,086)               0

See notes to the condensed consolidated financial statements

INDUSTRIAL ACOUSTICS COMPANY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustment are of a normal recurring nature including changes in contract estimates, which, for the current quarter, resulted in Revenue and Profit decreases of $1,109,000. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", effective January 1, 1998.

The year end consolidated balance sheet was derived from audited financial statements, but, as presented here, does not include all disclosures required by generally accepted accounting principles. The interim consolidated statements should be read in conjunction with financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. INVENTORIES

Inventories are comprised of the following:

                                            March 31, 1998    December 31, 1997
                                            --------------    -----------------

         Materials and Supplies                  2,270              2,246
         Work in Process                         3,427              3,610
                                                 -----              -----
         Total                                   5,697              5,856

3. LONG TERM DEBT

On March 27, 1998, the Company purchased, for $4,027,850, the 72,500 square feet of manufacturing space which it previously leased from PDJ Simone Realty Company, L.P. The purchase price was funded by a loan from Chase Manhattan Bank. The loan was collateralized by a mortgage on the Company's real property in the Bronx, New York. Interest is charged at the floating 30 day LIBOR rate (initial rate 7.4375%) with monthly interest payments and quarterly payments of principal are payable (in the amount of $67,130) for ten years. At the end of the ten year period, the remaining principal is due.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is required to be adopted for the year ended December 31, 1998. The Company is currently evaluating the impact, if any, of SFAS No. 131.



ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Although consolidated revenues for the quarter ended March 31, 1998 are approximately the same as the first quarter of 1997, revenues at IAC Ltd. increased $754,000 (19%) over comparable revenues in the prior year (Standard and Special Products revenues increased 18% and 16%, respectively). However, the increased revenues, at IAC Ltd., are offset by a decrease in domestic revenues. This decrease is attributable to changes in cost estimates to complete certain major contract in the Architectural and Special Products Departments (such changes adversely impacted domestic revenues and profits by $1,109,000) and a lack of volume in the Special Products Department. The Company has filed claims and anticipates that it will recover a portion of the additional costs incurred. However, the future impact of any recoveries cannot be determined and, therefore, has not been included in the results for the period. As a result, Architectural and Special Products revenues decreased by 11% and 26%, respectively and revenues in the Air Conditioning and Industrial Departments were approximately the same as the first quarter of 1997. However, revenues in the Medical and Door Departments increased 10% and 138%, respectively.

Interest income, at $427,000, was 11% higher than 1997 and other income decreased $80,000 primarily due to gains on the sale of investments, recorded in 1997, which did not recur in 1998.

IAC Ltd.'s Cost of products sold, as a percentage of net sales, was 79% compared to 87% for the same period last year. Domestically, Cost of products sold was 105% compared to 90% for the same period last year as a result of the estimate changes noted above.

Selling, general and administrative expenses (excluding interest expense) increased $224,000 (7%). A provision of $681,000 has been made for Domestic severance costs. However, the quarter benefited from a $42,000 gain on exchange rates (compared to a $190,000 loss in 1997) and IAC Ltd. was adversely affected, in 1997, by approximately $150,000 in costs associated with overhead reductions which did not recur in 1998. Interest expense was approximately the same as the first quarter of 1997.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - contd.

Net cash used in operating activities was $3,708,000 due primarily to the losses incurred and the large reduction in accounts payable and accrued expenses. Operating activities were financed by the sale of investments and an increase in short terms loans.

The Company's funds, which consist of cash and cash equivalents, short term investments and marketable securities decreased 14% from $25,817,000 to $22,155,000 and loans payable and capital lease obligations (both long and short term) increased $1,520,000.

Shareholders' equity decreased by $1,734,000 as a result of the first quarter loss which was partially offset by unrealized gains on currency translation of $92,000.

Order intake for the quarter ended March 31, 1998 was $13,096,000 compared to $16,436,000 for the same period last year and revenue backlog at March 31, 1998 was $44,859,000 compared to $46,673,000 at March 31, 1997.

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

YEAR 2000 COMPLIANCE

The Company has assessed the potential issues associated with programming codes in its existing computer systems with respect to a two-digits year value for 2000 and believes that addressing such issues is not a material event or uncertainty that would cause reported financial information not to be indicative of future operating results or financial condition. The Company is currently upgrading its accounting software and expects this to be completed by the third quarter of 1999.

PART II- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

ITEM 5 - OTHER MATERIALLY IMPORTANT FACTS

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) All required exhibits are incorporated by reference from the Form 10-K filed for the year ended December 31, 1997.
(b) On April 1, 1998, a Form 8-K was filed in connection with the change of control of the Company and the change of Directors.
(c)      On May 4, 1998, a Form 10-K/A was filed.


                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INDUSTRIAL ACOUSTICS COMPANY, INC.


Date:  May 15,1997                          By: /s/ Robert N. Bertrand
                                               ---------------------------------
                                                Robert N. Bertrand
                                                Senior Vice President, Secretary



Date:    May 15, 1997                       By: /s/ T. Joseph Looney
                                               ---------------------------------
                                                T. Joseph Looney
                                                Vice President - Finance,
                                                Treasurer