Form 10-Q
period 1998-06-30
INDUSTRIAL ACOUSTICS CO INC
filed 1998-08-12
CIK 50253

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20459

   Quarterly Report under Section 13 or 15 (d) of the Securities Act of 1934

For Quarter Ended June 30, 1998                      Commission File No. 0-3680
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

                                                 Yes    X         No
                                                 ------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                        2,981,211
                                                 ------------------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                    Unaudited
                                     Six months ended       Three months ended
                                    June 30     June 30     June 30     June 30
                                      1998       1997         1998        1997
                                    --------------------------------------------
                                        (In thousands, except per share data)


REVENUES
  Net Sales                         $ 31,213    $ 30,881    $ 15,840    $ 15,521
  Interest Income                        796         770         369         384
  Other (Net)                            317         499         271         373
                                    --------    --------    --------    --------
                                      32,326      32,150      16,480      16,278
                                    --------    --------    --------    --------

COST AND EXPENSES
  Cost of Products Sold               31,524      28,058      16,616      13,927
  Selling , General and
     Administrative Expenses           6,383       6,013       3,104       2,958
  Interest                               559         470         343         253
                                    --------    --------    --------    --------
                                      38,466      34,541      20,063      17,138
                                    --------    --------    --------    --------

         Loss before income taxes     (6,140)     (2,391)     (3,583)       (860)

Benefit of income taxes                2,085         759       1,262         642
                                    --------    --------    --------    --------
                  Net Loss          ($ 4,055)   ($ 1,632)   ($ 2,321)   ($   218)
                                    ========    ========    ========   =========
Basic and Diluted Net Loss
    per Common Share                ($  1.36)   ($  0.55)   ($  0.78)   ($  0.07)
                                    ========    ========    ========   =========

Dividends per Common Share           $  0.00     $  0.10

Weighted Average Number of
   Common Share Outstanding
         Basic                         2,980       2,979       2,981       2,979
         Diluted                       2,980       2,979       2,981       2,979



See notes to the condensed consolidated financial statements

INDUSTRIAL ACOUSTICS COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   Unaudited
                                                      June 30, 1998       December 31, 1997
                                                      -------------------------------------
                                                      (In thousands, except per share data)

ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                $ 6,051            $ 3,032
  Short-term Investments, available for sale                   758                457
  Receivables                                               18,962             17,843
  Costs and Estimated Earnings in Excess
    Of Billings on Uncompleted Contracts                     4,759              6,774
  Inventories                                                5,769              5,856
  Deferred Income Taxes                                        233                215
  Prepaid Expenses                                           1,754              1,609
                                                           -------            -------

                  TOTAL CURRENT ASSETS                      38,286             35,786

MARKETABLE SECURITIES, available for sale                   13,285             22,328

PROPERTY, PLANT AND EQUIPMENT - Net                         14,197             12,540

DEFERRED INCOME TAXES                                        2,864                975

OTHER ASSETS                                                 2,728              2,633
                                                           -------            -------

                   TOTAL ASSETS                            $71,360            $74,262
                                                           =======            =======


See notes to the condensed consolidated financial statements

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          Unaudited
                                                                               June 30, 1998       December 31, 1997
                                                                               -------------------------------------
                                                                               (In thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Loans Payable                                                                  $ 12,437            $  9,656
   Accounts Payable and Accrued Expenses                                            14,910              16,167
   Income Taxes                                                                        193
   Customer Deposits                                                                    92                 730
   Current Portion of Long-term Debt
       and Capital Lease Obligations                                                   280                  78
   Billings in Excess of Costs
       on Uncompleted Contracts                                                      1,199               1,491
                                                                                  --------            --------
                                    TOTAL CURRENT LIABILITIES                     $ 28,918            $ 28,315

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         3,725               3,055

DEFERRED INCOME TAXES                                                                  633                 687

DEFERRED COMPENSATION                                                                1,300               1,339
                                                                                  --------            --------
                                                     TOTAL LIABILITIES            $ 34,576            $ 33,396
                                                                                  ========            ========

COMMITMENTS
   SHAREHOLDERS' EQUITY
     Common Stock, par value $0.10 a share; authorized 5,000 shares; issued and outstanding 2,981 in 1998 and 2,979 in 1997 excluding 87 shares in
      treasury at par value                                                            298                 298
     Additional Paid-in Capital                                                      2,241               2,223
     Accumulated other comprehensive income (loss):
          Cumulative Currency Translation Adjustments                                  (81)               (117)
          Net unrealized gain on marketable securities                                  25                 107
     Retained Earnings                                                              34,301              38,355
                                                                                  --------            --------

                                    TOTAL SHAREHOLDERS' EQUITY                    $ 36,784            $ 40,866
                                                                                  ========            ========

                          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $ 71,360            $ 74,262
                                                                                  ========            ========




See notes to the condensed consolidated financial statements

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Unaudited
                                                                             June 30, 1998      June 30, 1997
                                                                           -------------------------------------
                                                                           (In thousands, except per share data)

Net cash used in operating activities                                          ($7,010)           ($2,211)
Investing Activities
     Purchase of property, plant and equipment, net                             (1,285)              (436)
     Sale of investments and marketable securities                               9,280                394
     Purchase of investments and marketable securities                            (674)            (1,125)
                                                                               --------           --------

Net cash provided by (used in) investing activities                              7,321             (1,167)
                                                                               --------           --------


Financing Activities
    Dividends paid                                                                                   (298)
    Short-term loans payable, net                                                2,750              4,002
    Payments on long term debt and capital less obligations                        (70)               (33)
    Issue of Common Stock                                                           18
                                                                               --------           --------

Net cash provided by financing activities                                        2,698              3,671
                                                                               --------           --------

Effect of exchange rate on changes on cash                                          10                (18)
                                                                               --------           --------


Increase in Cash and Cash Equivalents                                            3,019                275

Cash and cash equivalents at beginning of year                                   3,032              1,254
                                                                               --------           --------

                  Cash and cash equivalents at end of period                   $ 6,051            $ 1,529
                                                                               ========           ========

Supplemental disclosure of cash flow information: Non cash investing activities:
   Assets acquired by incurring long term debt                                   4,028
   Capitalized lease obligations terminated                                     (3,086)



See notes to the condensed consolidated financial statements

INDUSTRIAL ACOUSTICS COMPANY,  INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulations S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included. All such adjustment are of a normal recurring nature including changes in contract estimates, which resulted in Revenue and Profit decreases of $2,356,000 (of which $1,247,000 was recognized in the current quarter and $1,109,000 in the first quarter). Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", effective
January 1, 1998.

The year end consolidated balance sheet was derived from audited financial statements, but, as presented here, does not include all disclosures required by generally accepted accounting principles. The interim consolidated statements should be read in conjunction with financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. INVENTORIES

Inventories are comprised of the following:
                                               June 30, 1998   December 31, 1997
                                               -------------   -----------------

         Materials and Supplies                   $2,193          $2,246
         Work in Process                          $3,576          $3,610
                                                  ------          ------
         Total                                    $5,769          $5,856


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


ITEM 2

MANAGEMENT'S DISCUSSION AN ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated revenues for the six months ended June 30, 1998 are approximately the same as the first half of 1997, but the Company's domestic operations continue to be adversely impacted by major revisions in the estimates to complete on major contracts. The contract estimate changes are attributable to the Architectural and Special Products Departments and domestic revenues and profits have been adversely impacted by $2,356,000. As a result of the estimate changes, volume in the Departments, at $5,561,000 and $4,408,000 are 13% and 22% respectively, below the same period last year. The Company has filed claims and anticipates that it will recover a portion of the additional costs incurred, but future impact of any recoveries cannot be determined and has not been included in the results for the period. In addition, revenues in the Air Conditioning Department, at $3,093,000, are 8% below their 1997 level. However, revenues in the Industrial, Medical and Door Departments, which account for 25% of total revenues, have increased 23% over the same period last year and IAC Ltd., at $10,072,000, is 16% higher than the same period last year.

Interest income, at $796,000, was 3% higher than 1997 but other income (net of expenses) decreased to $317,000 from $499,000 primarily due to lower royalties from our licensees in Japan and Hong Kong.

IAC Ltd.'s Cost of products sold, as a percentage of net sales, was 79% compared to 85% for the same period last year. Domestically, Cost of products sold was 112% compared to 94% for the same period last year as a result of the estimate changes noted above.

Selling, general and administrative expenses (excluding interest expense) increased $370,000 (6%). Domestically, a $681,000 provision was made for restructuring charges. However, this increase was partially offset by a reduction in expenses at IAC Ltd. (in 1997, IAC Ltd. was adversely impacted by severance cost provisions of $225,000 which did not recur in 1998).

Net cash used in operating activities was $7,010,000 due primarily to the losses incurred and a reduction in accounts payable and accrued expenses. Operating activities were financed by the sale of investments and an increase in short terms loans.

The Company's funds, which consist of cash and cash equivalents, short term investments and marketable securities decreased 22% from $25,817,000 to $20,094,000 and loans payable and capital lease obligations (both long and short term) increased $3,451,000 as a result of the purchase of the New York facility.

Shareholders' equity decreased by $4,082,000 as a result of the losses incurred and a reduction of $82,000 in the net unrealized gain on marketable securities.

Order intake for the six months ended June 30, 1998 was $29,436,000 compared to $41,571,000 for the same period last year and revenue backlog at June 30, 1998 was $45,807,000 compared to $55,941,000 at June 30, 1997. The significant reduction in orders and backlog is attributable to the Domestic Special Products department.


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



                                         INDUSTRIAL ACOUSTICS COMPANY, INC.


Date: August 11, 1998                    By: /s/ Robert N. Bertrand
                                            ------------------------
                                            Robert N. Bertrand
                                            Senior Vice President, Secretary



Date: August 11, 1998                    By: /s/ T. Joseph Looney
                                            -------------------------
                                            T. Joseph Looney
                                            Vice President - Finance, Treasurer